Form 10-Q
period 2003-09-30
MYOGEN INC
filed 2003-12-04
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number
000-50438

Myogen, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1348020 (I.R.S. Employer Identification No.)

7575 West 103rd Avenue, Suite 102
Westminster, CO 80021
(303) 410-6666
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐       No ☒

     Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

     As of December 3, 2003 there were 26,457,927 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 33 pages.

MYOGEN, INC.
FORM 10-Q

INDEX

		Page
		Number

PART I. Financial Information		3
ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets— as of December 31, 2002 and September 30, 2003	3
	Consolidated Statements of Operations— for the three and nine months ended September 30, 2002 and 2003 and the cumulative period from June 10, 1996 (date of inception) through September 30, 2003	4
	Consolidated Statements of Cash Flows— for the nine months ended September 30, 2002 and 2003 and the cumulative period from June 10, 1996 (date of inception) through September 30, 2003	5
	Consolidated Statements of Stockholders’ Deficit– for the nine months ended September 30, 2003	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27
PART II. Other Information		28
ITEM 1.	Legal Proceedings	28
ITEM 2.	Changes in Securities and Use of Proceeds	28
ITEM 3.	Defaults Upon Senior Securities	29
ITEM 4.	Submission of Matters to a Vote of Security Holders	29
ITEM 5.	Other Information	30
ITEM 6.	Exhibits and Reports on Form 8-K	30
SIGNATURE		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOGEN, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,239,045	$6,993,146
Short-term investments	43,062,015	26,804,619
Accounts receivable	1,240,418	741,852
Inventories, net	833,552	860,200
Prepaid expenses and other current assets	616,144	1,018,353

Total current assets	52,991,174	36,418,170
Property and equipment, net	1,255,298	1,691,931
Other assets	34,290	33,590

Total assets	$54,280,762	$38,143,691

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,419,441	$2,748,647
Accrued liabilities	1,023,625	938,102
Current portion of capital lease obligations	35,762	25,968
Current portion of notes payable, net of discount	1,733,943	954,004

Total current liabilities	8,212,771	4,666,721
Capital lease obligations, net of current portion	130,877	106,870
Notes payable, net of current portion and discount	2,287,525	3,633,152
Commitments and contingencies
Mandatorily redeemable convertible preferred stock	158,084,965	106,565,591
Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value, 810,000 shares authorized and 803,606 shares issued and outstanding as of December 31, 2002 and September 30, 2003; aggregate liquidation preference of $1,104,958 as of December 31, 2002 and September 30, 2003	804	804
Common stock, $0.001 par value; 17,375,000 and 24,221,913 shares authorized and 1,024,361 and 1,055,294 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	1,057	1,025
Deferred stock-based compensation	(8,676,149)	(1,726,692)
Other comprehensive income	23,357	225,420
Deficit accumulated during the development stage	(105,784,445)	(75,329,200)

Total stockholders’ deficit	(114,435,376)	(76,828,643)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$54,280,762	$38,143,691

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period from
	For the Three Months Ended		For the Nine Months Ended		June 10, 1996
	September 30,		September 30,		(Inception) to
	2002	2003	2002	2003	September 30, 2003

Sales	$635,229	$707,013	$1,657,128	$2,071,823	$6,649,824
Cost of product sold	224,783	220,192	661,001	654,138	2,455,679

Gross profit	410,446	486,821	996,127	1,417,685	4,194,145

Operating expenses:
Research and development (excluding stock-based compensation expense of $184,176, $501,467, $207,201, $1,243,861 and $1,726,682, respectively)	8,421,399	7,052,067	17,698,708	24,621,961	75,977,053
Selling, general and administrative (excluding stock-based compensation expense of $106,970, $339,949, $106,970, $862,441 and $1,112,846, respectively)	1,460,212	662,738	3,706,544	2,564,309	16,016,423
Stock-based compensation expense	291,146	841,416	314,171	2,106,302	2,839,528

Total operating expenses	10,172,757	8,556,221	21,719,423	29,292,572	94,833,004

Loss from operations	(9,762,311)	(8,069,400)	(20,723,296)	(27,874,887)	(90,638,859)
Interest income (expense), net	251,589	(55,125)	744,103	(63,379)	2,472,507

Loss before income taxes	(9,510,722)	(8,124,525)	(19,979,193)	(27,938,266)	(88,166,352)
Income taxes	7,199	5,530	10,779	16,165	37,616

Net loss	(9,517,921)	(8,130,055)	(19,989,972)	(27,954,431)	(88,203,966)
Accretion of mandatorily redeemable convertible preferred stock	(3,670,935)	(4,243,618)	(11,012,805)	(11,583,987)	(30,896,369)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(39,935,388)	—	(39,935,388)	(39,935,388)

Net loss attributable to common stockholders	$(13,188,856)	$(52,309,061)	$(31,002,777)	$(79,473,806)	$(159,035,723)

Basic and diluted net loss per common share	$(12.95)	$(50.29)	$(30.27)	$(76.99)

Weighted average common shares outstanding	1,018,718	1,040,108	1,024,361	1,032,200

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	For the Nine Months Ended		Period From
	September 30,		June 10, 1996
			(Inception) to
	2002	2003	September 30, 2003

Cash Flows From Operating Activities:
Net loss	$(19,989,972)	$(27,954,431)	$(88,203,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,573	307,013	905,726
Amortization of deferred stock-based compensation	314,171	2,106,302	2,839,528
Amortization of debt discount	2,939	103,211	114,026
Amortization of investment premium	165,901	25,560	188,709
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	22,638	11,951	34,589
Changes in operating assets and liabilities:
Accounts receivable	(688,172)	88,667	(556,735)
Inventories	34,533	26,648	(833,552)
Prepaid expenses and other assets	395,591	(191,822)	(1,200,010)
Accounts payable	566,072	2,523,938	5,287,833
Accrued liabilities	825,759	79,277	785,392

Net cash used in operating activities	(18,141,969)	(22,873,687)	(79,475,231)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(925,383)	(144,511)	(2,305,427)
Proceeds from sale of property and equipment	14,272	317,921	332,193
Purchases of short-term investments	(54,808,311)	(51,194,633)	(259,733,257)
Proceeds from maturities of short-term investments	56,419,984	34,945,379	216,666,424

Net cash provided by (used in) investing activities	700,562	(16,075,844)	(45,040,067)

Cash Flows From Financing Activities:
Proceeds from related party note	—	—	370,275
Repayments of related party note	62,320	—	(289,887)
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(64,186)	(668,899)	(918,899)
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	(35,110)	39,935,387	127,151,603
Proceeds from issuance of common stock	100,714	27,446	170,388
Payments on capital leases	(18,916)	(21,760)	(47,359)

Net cash provided by financing activities	44,822	39,272,174	131,686,121

Effect of exchange rates on cash	203,664	(76,744)	68,222
Net (decrease) increase in cash and cash equivalents	(17,192,920)	245,899	7,239,045
Cash and cash equivalents, beginning of period	21,343,285	6,993,146	—

Cash and cash equivalents, end of period	$4,150,365	$7,239,045	$7,239,045

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	158,438	72,609	231,046
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series B							Deficit
	Convertible						Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Comprehensive	During the	Total
					Paid-In	Stock-Based	Income	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Stage	Deficit

Balance at December 31, 2002	803,606	$804	1,024,361	$1,025	$—	$(1,726,692)	$225,420	$(75,329,200)	$(76,828,643)
Issuance of common stock in January 2003 at $1.25 per share upon exercise of options	—	—	4,375	4	5,464	—	—	—	5,468
Issuance of common stock in July 2003 at $0.50 per share upon exercise of options	—	—	2,750	3	1,372	—	—	—	1,375
Issuance of common stock in July 2003 at $1.15 per share upon exercise of options	—	—	1,583	2	1,819	—	—	—	1,821
Issuance of common stock in July 2003 at $1.25 per share upon exercise of options	—	—	7,000	7	8,743	—	—	—	8,750
Issuance of common stock in August 2003 at $1.25 per share upon exercise of options	—	—	600	1	749	—	—	—	750
Issuance of common stock in September 2003 at $0.50 per share upon exercise of options	—	—	12,000	12	5,988	—	—	—	6,000
Issuance of common stock in September 2003 at $1.25 per share upon exercise of options	—	—	2,625	3	3,279	—	—	—	3,282
Discount associated with Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	39,935,388	—	—	—	39,935,388
Beneficial conversion feature of Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	(39,935,388)	—	—	—	(39,935,388)
Deferred stock-based compensation related to options granted to employees and consultants	—	—	—	—	9,055,759	(9,055,759)	—	—	—
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(9,083,173)	—	—	(2,500,814)	(11,583,987)
Amortization of deferred stock-based compensation	—	—	—	—	—	2,106,302	—	—	2,106,302
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(156,244)	—	(156,244)
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	(45,819)	—	(45,819)
Net loss	—	—	—	—	—	—	—	(27,954,431)	(27,954,431)

Total comprehensive income							(202,063)	(27,954,431)	(28,156,494)

Balance at September 30, 2003	803,606	$804	1,055,294	$1,057	$—	$(8,676,149)	$23,357	$(105,784,445)	$(114,435,376)

The accompanying notes are an integral part of these financial statements.

MYOGEN, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2002, included in the Prospectus of Myogen Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on October 30, 2003.

     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of September 30, 2003 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 2: Formation and Business of the Company

     Myogen, Inc. and its subsidiary (the “Company”) are engaged in the discovery, development and sale of therapeutic drugs for the treatment of cardiovascular conditions. Myogen, Inc. was incorporated in the State of Colorado on June 10, 1996 (“Inception”) and on May 15, 1998 reincorporated in the State of Delaware. The Company currently markets one product in Europe for the treatment of acute decompensated heart failure, and it has three product candidates in late-stage clinical development for three cardiovascular indications. In addition, the Company’s research program is focused on creating disease-modifying drugs for chronic heart failure and related cardiovascular diseases. The research program has developed a portfolio of molecular therapeutic targets that the Company believes play key roles in heart disease and is screening chemical libraries with high-throughput assays based on these targets. The Company’s goal is to create an integrated biopharmaceutical company. The Company intends to complement its internal capabilities by entering into collaborations with third parties, including academic laboratories, pharmaceutical companies and contract service providers. The key elements of this strategy are to:

•	complete clinical development of its late-stage cardiovascular therapeutic product portfolio;

•	acquire additional product candidates;

•	discover and develop novel therapeutics for the treatment of cardiovascular diseases;

•	develop sales and marketing capabilities; and

•	establish strategic collaborations.

     There can be no assurance that these elements can be achieved nor, if achieved, that they will result in the Company’s success. Should the Company be unable to implement any or all of these elements, there could be a material adverse effect on its financial position, results of operations and cash flows.

     In 1998, the Company obtained a worldwide license to enoximone for the treatment and prevention of certain forms of heart disease in humans. In 1999, the Company established Myogen GmbH, a wholly owned subsidiary located in Germany, through which the intravenous formulation of enoximone, Perfan I.V., is sold in eight countries in Europe. The Company has granted certain European distributors exclusive rights to distribute Perfan I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. In June 2000, the Company began a Phase III clinical trial related to the oral formulation of enoximone, enoximone capsules, in 2002 it initiated two additional enoximone capsule Phase III trials, and it initiated a fourth such trial in the third quarter of 2003.

     In September 2001, the Company in-licensed ambrisentan, a compound that it may develop for the treatment of various indications. In 2002, the Company initiated a Phase II clinical trial of ambrisentan for pulmonary arterial hypertension. This trial was completed in 2003.

     In June 2003, the Company in-licensed darusentan, a compound that it intends to develop initially for uncontrolled hypertension.

     Prior to commercial sales of a drug, the Company must complete the clinical trials and receive the necessary regulatory approvals. Should the Company be unable to obtain such approvals, there could be a material adverse effect on its financial position, results of operations and cash flows.

Note 3: Inventory Components

	September 30,	December 31,
	2003	2002

Finished products	$268,695	$266,068
Raw materials	564,857	594,132

Total inventories	$833,552	$860,200

Note 4: Comprehensive Loss

     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss	$(9,517,921)	$(8,130,055)	$(19,989,972)	$(27,954,431)
Change in unrealized gain (loss) on investments available for sale	10,556	18,811	54,267	(45,819)
Foreign currency translation adjustment	150,955	(218,313)	172,794	(156,244)

Total comprehensive loss	$(9,356,410)	$(8,329,557)	$(19,762,911)	$(28,156,494)

Note 5: Revenue Recognition

     Sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, the Company does not allow product returns.

Note 6: Preferred and Common Stock

     In 1998, the Company issued 147,907 shares of restricted common stock to two officers of the Company in exchange for $73,512 in notes receivable (the “Notes”). The shares of restricted stock were subject to vesting and, in 2002, all shares became fully vested and the Notes were collected in full.

     In August 2003, the Board of Directors authorized the filing of a registration statement with the SEC that would permit the Company to sell shares of its common stock in connection with its initial public offering that was completed in November 2003. See Note 13 for further discussion.

     On August 27, 2003, the Company issued 29,090,908 shares of Series D Preferred Stock at $1.375 per share and received proceeds of approximately $39,900,000, net of issuance costs of approximately $100,000. In the third quarter of 2003, the Company recorded a beneficial conversion charge, which was calculated as the difference between the offering price and the fair value of the underlying common stock and limited to the amount of proceeds allocated to the Series D Preferred Stock in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

Adjustable Conversion Ratios. The Company also increased the authorized number of shares of common stock from 17,375,000 shares to 24,221,913 shares and extended the date for when the Company may be required to redeem the Senior Preferred Stock from August 21, 2007 to August 26, 2009.

Note 7: Net Loss Per Common Share

     Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing the net loss available for common stockholders for the period by the weighted average number of common shares outstanding during the period and diluted net loss per common share is computed by giving effect to all dilutive potential common stock, including options, mandatorily redeemable convertible preferred stock, convertible preferred stock, common stock subject to repurchase and warrants.

     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in net loss attributable to common stockholders are summarized as follows:

	Nine Months Ended

	September 30,

	2002	2003

Common stock subject to repurchase	23,607	—
Common stock related to options	677,023	2,335,450
Warrants	7,997	36,439
Convertible preferred stock	160,721	160,721
Mandatorily redeemable convertible preferred stock	13,625,321	19,443,503

Total	14,494,670	21,976,114

     The Company’s historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of preferred stock into common stock concurrent with the closing of the Company’s initial public offering. Accordingly, historical basic net loss per common share should not be used as an indicator of future earnings per common share.

Note 8: Stock-Based Compensation

     The Company measures compensation expense to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting For Stock Issued to Employees (“APB 25”), and provides pro forma disclosures of net loss as if the fair value based method was applied as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, as allowable under SFAS 123, the Company does not recognize compensation expense for options granted to employees when the exercise price equals or exceeds the fair value of common stock as of the grant date. Stock-based awards to consultants are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the minimum value method prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss attributable to common stockholders, as reported	$(13,188,856)	$(52,309,061)	$(31,002,777)	$(79,473,806)
Add: Stock-based employee compensation expense included in reported net loss	161,715	724,156	161,715	1,660,593
Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(165,335)	(731,868)	(253,884)	(1,604,619)

Pro forma net loss	$(13,192,476)	$(52,316,773)	$(31,094,946)	$(79,417,832)

Net loss per share:
Basic and diluted — as reported	$(12.95)	$(50.29)	$(30.27)	$(76.99)

Basic and diluted — pro forma	$(12.95)	$(50.30)	$(30.36)	$(76.94)

     The fair value was determined using the minimum value method with the following weighted average assumptions: no dividend yield, risk-free interest rates ranging from 2.8% to 6.8% and an expected life of five years. Risk-free interest rates were determined using government securities with original maturities similar to the respective expected option life at date of grant.

     Because the determination of the fair value of all options granted after the Company becomes a publicly-traded entity will include an expected volatility factor in addition to the factors described in the preceding paragraph and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported net income (loss) for future years.

Note 9: Accounts Payable

     Accounts payable are comprised of the following:

	September 30,	December 31,
	2003	2002

Trade	$161,023	$265,614
Research and development	4,948,021	2,419,673
Related party	310,397	63,360

Accounts payable	$5,419,441	$2,748,647

Note 10: Commitments and Contingencies

     In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of distributors of its marketed product, indemnities to its lenders and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Note 11: Business Segments

     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All sales from Inception to September 30, 2003 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Sales:
Germany	$205,455	$205,314	$533,507	$540,765
Netherlands	144,691	176,980	468,400	557,511
United Kingdom	141,418	144,090	355,409	378,381
Other	143,665	180,629	299,812	595,166

Total sales	$635,229	$707,013	$1,657,128	$2,071,823

	December 31,	September 30,
	2002	2003

		(Unaudited)
Long-lived assets:
United States	$1,627,684	$1,194,033
Europe	64,247	61,265

Total long-lived assets	$1,691,931	$1,255,298

Note 12: Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; SFAS 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are to be applied in fiscal years beginning after May 15, 2002; the provisions related to SFAS No. 13 are to be effective for transactions occurring after May 15, 2002; all other provisions of SFAS 145 are to be effective for financial statements issued on or after May 15, 2002. Early adoption of SFAS 145 is encouraged. The adoption of SFAS 145 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that SFAS 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities we may undertake after December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the provisions of this statement to have a significant impact on our statement of financial position.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies, in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

Note 13: Subsequent Events

     On October 8, 2003, the Company entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for a $4.0 million upfront payment, a deferred payment of an additional $1.0 million after the first year and an obligation to provide research funding to the Company for a minimum of three years, Novartis has the exclusive right to license drug targets and product candidates developed through the collaboration. Upon execution of a license, Novartis is obligated to fund all further development of the licensed product candidate, make payments to the Company upon the achievement of certain milestones and pay the Company royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from the Company, the Company has the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to reimbursement by the Company of a portion of Novartis’ development expenses up to that point, the Company’s agreement to share the future development and marketing expenses for the relevant product candidate and elimination of the royalty payable to the Company.

     On October 24, 2003, the Company effected a one-for-five reverse stock split of its outstanding common stock. All references in the consolidated financial statements to common shares, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this stock split. The Company’s actual preferred shares, preferred share prices and per preferred share amounts have not been adjusted for this stock split. However, as a result of the stock split, the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock conversion ratios have been adjusted from one-to-one to five-to-one.

     On November 4, 2003, the Company completed an initial public offering of 5,000,000 shares of its common stock. On November 7, 2003, the public offering underwriters’ completed the exercise of their over-allotment option for an additional 750,000 shares. Concurrent with the closing of the initial public offering, all of the 98,021,120 shares of convertible preferred stock outstanding automatically converted into common stock at a five-to-one ratio, resulting in the issuance of 19,604,186 shares of common stock and the Company increased the authorized number of shares of common stock to 100,000,000 shares and decreased the authorized number of preferred shares to 5,000,000 shares. The Company received net proceeds of approximately $73.2 million from its initial public offering, net of approximately $7.3 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results, such as statements of our plans, objectives, expectations, beliefs, assumptions and intentions. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors”, other cautionary statements included in this report and in our prospectus filed on October 30, 2003. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

Overview

     We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of chronic heart failure, ambrisentan for the treatment of pulmonary arterial hypertension and darusentan for the treatment of uncontrolled hypertension. We are evaluating enoximone capsules in four Phase III trials. If these trials progress as planned, we expect three of these trials, including the trials we believe will be required for regulatory approval, will be fully enrolled and patients will have completed treatment by the end of 2004. We recently completed a Phase II clinical trial of ambrisentan, yielding positive results, and we expect to initiate pivotal Phase III trials in the first half of 2004. We intend to begin Phase IIb clinical evaluation of darusentan in 2004. All of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies. In addition, we currently market an intravenous formulation of enoximone, Perfan I.V., for the treatment of acute decompensated heart failure in eight countries in Europe.

     Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure. We believe this understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics provide us with the capability to discover novel therapies, as well as identify, license or acquire products that address serious, debilitating cardiovascular disorders that are not adequately treated with existing therapies.

     In October 2003, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for a $4.0 million upfront payment, a deferred payment of an additional $1.0 million after the first year and obligations to provide research funding to us for a minimum of three years, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. Upon execution of a license, Novartis is obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones which may total up to $17.1 million for each product candidate and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from us, we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses up to that point, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.

     We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $105.8 million as of September 30, 2003. We incurred operating losses of $27.9 million for the nine months ended September 30, 2003 and $28.8 million, $17.8 million and $10.3 million for the years 2002, 2001 and 2000, respectively. Our research and development expenses have historically been much higher than our revenues. Our business strategy is focused on the commercialization of enoximone capsules, ambrisentan and darusentan. From inception to September 30, 2003, we have incurred expenses of approximately $44.2 million, $14.2 million and $5.0 million for the in-licensing and development of enoximone capsules, ambrisentan and darusentan, respectively. Our on-going clinical programs studying enoximone capsules, ambrisentan and darusentan will be lengthy and expensive. Even if these trials show our product candidates to be safe and effective in treating their target indications, we do not expect to be able to record commercial sales of any of our product candidates for several years. As a result, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses is subject to significant uncertainty, we expect them to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. Our primary source of working capital has been equity financings.

     The pace and outcome of our clinical development programs and the success of our discovery program in discovering new product candidates are difficult to predict. If we enter into additional third party collaborations or acquire new product candidates, it may be difficult or impossible for us to predict the timing or amounts of any related licensing payments or expenses. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

     Our current revenue is derived from sales of Perfan I.V. in eight European countries. Prior to our licensing the worldwide rights to enoximone in 1998, Perfan I.V. was marketed in Europe by Aventis. In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with distributors to distribute Perfan I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan I.V. in 2000. Even if our sales and marketing efforts lead to modest increases in Perfan I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the cost of Perfan I.V., which we purchase exclusively from contract manufacturers, and the cost of royalties payable to Aventis.

     Our research and development expense category is primarily composed of costs associated with product development for enoximone capsules, ambrisentan and darusentan. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan. Our product candidates do not currently have regulatory approval; accordingly, we expense the license and milestone fees when we incur the liability. We have a discovery research effort, which is conducted on our premises by our scientists, through collaborative agreements with academic laboratories and in conjunction with Novartis. While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including clinical research organizations and contract manufacturers, and by our academic collaborators. The cost of our clinical trial programs is the most significant portion of our development expenses, with the number of patients enrolled in a trial and the attendant level of contract research organization and clinical site activity being the principal cost determinants. From inception through September 30, 2003, we have incurred expenses of $76.0 million for research and development activities, excluding stock-based compensation expense of $1.7 million. We expect that expenses in the research and development category will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of planned and unplanned trials.

     Our selling, general and administrative expense category consists of our sales, marketing, business development, finance, accounting and general administration costs. These costs are primarily comprised of expenses related directly to our staff, as well as external costs associated with service providers such as lawyers, accountants and insurers. We anticipate that selling, general and administrative expenses will increase for the foreseeable future as we expand our operating activities and as a result of costs associated with becoming a publicly-traded company.

     We have granted options to employees and consultants at prices deemed below fair value on the dates of grant. As a result, we have recorded deferred stock-based compensation expense that represents, in the case of employees, the difference between the option exercise price and the fair value of our common stock. In the case of consultants, deferred stock-based compensation represents the fair value of the options granted computed using the Black-Scholes option-pricing model. As of September 30, 2003, the deferred stock-based compensation balance was $8.1 million for employees and $575,000 for consultants, and as of December 31, 2002, the deferred stock-based compensation balance was $1.4 million for employees and $277,000 for consultants. Deferred stock-based compensation for employees is recognized over the remaining vesting period of the related option. Deferred stock-based compensation related to consultants is recognized over the vesting period of the related option and the amount recognized is subject to change based on changes in the fair value of our common stock. We recognize stock-based compensation using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28). The unrecognized deferred stock-based compensation as of September 30, 2003 will be recognized as non-cash compensation as follows: $1.2 million (2003); $4.1 million (2004); $2.1 million (2005); $990,000 (2006); and $312,000 (2007).

     On August 27, 2003, we issued 29,090,908 shares of Series D preferred stock at a price of $1.375 per share and received net proceeds of $39.9 million. In the third quarter of 2003, we recorded a beneficial conversion charge of approximately $39.9 million, which is calculated as the difference between the offering price and the fair value of the common stock and limited to the amount of proceeds allocated to the Series D preferred stock in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the $39.9 million charge, is deemed to be the equivalent of a dividend on the Series D preferred stock. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the third quarter of 2003 and the year to date 2003.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Sales

     Total Perfan I.V. sales were $707,000 and $635,000 for the three months ended September 30, 2003 and 2002, respectively. The unit sales were largely unchanged for both periods and the $72,000 increase primarily relates to fluctuations in the exchange rates of the Euro and the British pound against the United States dollar.

Cost of Product Sold

     The cost of product sold for Perfan I.V. was $220,000 and $225,000 for the three months ended September 30, 2003 and 2002, respectively. The cost of Perfan I.V. sold as a percentage of sales was 31.1% and 35.4% for these two periods, respectively. The reduction in cost was primarily due to completion of the transfer of formulation responsibilities for Perfan I.V. to a new contract manufacturer, which reduced our unit cost of product sold starting in the second half of 2002.

Research and Development

     Research and development expenses, excluding stock-based compensation expenses, were $7.1 million and $8.4 million for the three months ended September 30, 2003 and 2002, respectively. Research and development expenses are summarized as follows:

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
Development Enoximone capsules	$4,720	$4,865
Ambrisentan	1,693	2,288
Darusentan	—	—

Total development	6,413	7,153
License fees
Enoximone	—	375
Ambrisentan	—	—
Darusentan	—	—

Total license fees	—	375
Discovery research	639	893

Total research and development	$7,052	$8,421

     Development expenses were $6.4 million and $7.2 million for the three months ended September 30, 2003 and 2002, respectively. Enoximone capsule development expenses were $4.7 million and $4.9 million for the periods, respectively. The decrease in costs is primarily due to the completion of enrollment in the EMOTE trial in July 2003. Although the trial is continuing, associated costs are decreasing as the study nears completion. These decreasing costs were partially offset by the costs associated with process development of enoximone.

     Ambrisentan development expenses were $1.7 million and $2.3 million for the three months ended September 30, 2003 and 2002, respectively. The decrease primarily reflects costs which were incurred in 2002 related to the exploration of a potential additional indication for ambrisentan that we did not pursue.

     License fees were $0 and $375,000 for the three months ended September 30, 2003 and 2002, respectively. In the 2002 period, we incurred the final license fee for enoximone.

     Discovery research expenses were $639,000 and $893,000 million for the three months ended September 30, 2003 and 2002, respectively. The decrease was the result of $234,000 in Small Business Innovation Research (SBIR) funding that we received in the third quarter of 2003 and that we used to offset discovery research expenses.

Selling, General and Administrative

     Selling, general and administrative expenses, excluding stock-based compensation expense, were $663,000 and $1,460,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to a $277,000 write-off in 2002 of expenses associated with a financing which was not completed and a $286,000 gain in 2003 relating to foreign currency transactions on inventory and other assets purchased in euros. There were also decreases of approximately $80,000 in consulting costs and a decrease in net value added taxes of approximately $90,000 that reflects a recovery of taxes previously paid.

Stock-Based Compensation

     Stock-based compensation expense was $841,000 for the three months ended September 30, 2003, of which $501,000 was attributable to research and development expenses and $340,000 was attributable to selling, general and administrative expenses. For the three months ended September 30, 2002, stock-based compensation expense was $291,000, of which $184,000 was attributable to research and development expenses and $107,000 was attributable to selling, general and administrative expenses. The increase was due to an increase in the fair value of our common stock and an increase in the number of options granted to employees and consultants.

Interest Income, Net

     Interest income net of interest expense was ($55,000) and $252,000 for the three months ended September 30, 2003 and 2002, respectively. Interest income was $95,000 and $255,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in interest income was primarily a result of a decrease in invested cash balances and a reduction in interest rates earned on our invested cash balances. Interest expense was $150,000 and $3,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in interest expense was due to the $5.0 million term loan that was established in December 2002.

Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $4.2 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. The increase in the accretion is a result of the issuance of an additional $39.9 million of Series D mandatorily redeemable convertible preferred stock in August 2003.

Nine Months Ended September 30, 2003 and 2002

Sales

     Total Perfan I.V. sales were $2.1 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Of the $415,000 increase, $215,000 was due to the initiation of sales in Italy in June 2002. In addition, sales in the Netherlands and France increased approximately $150,000.

Cost of Product Sold

     The cost of product sold for Perfan I.V. was $654,000 and $661,000 for the nine months ended September 30, 2003 and 2002, respectively. The cost of Perfan I.V. sold as a percentage of sales was 31.6% and 39.9% for these two periods, respectively. The reduction in cost was primarily due to completion of the transfer of formulation responsibilities for Perfan I.V. to a new contract manufacturer, which reduced our unit cost of product sold starting in the second half of 2002.

Research and Development

     Research and development expenses, excluding stock-based compensation expenses, were $24.6 million and $17.7 million for the nine months ended September 30, 2003 and 2002, respectively. Research and development expenses are summarized as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Development
Enoximone capsules	$12,988	$10,886
Ambrisentan	4,360	3,047
Darusentan	—	—

Total development	17,348	13,933
License fees
Enoximone	—	1,125
Ambrisentan	—	—
Darusentan	5,000	—

Total license fees	5,000	1,125
Discovery research	2,274	2,641

Total research and development	$24,622	$17,699

     Development expenses were $17.3 million and $13.9 million for the nine months ended September 30, 2003 and 2002, respectively. Enoximone capsule development expenses were $13.0 million and $10.9 million for the periods, respectively. The increase in costs is primarily due to the following:

•	$2.6 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts, as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL Trial;

•	$479,000 increase in the costs associated with the acceleration of work on developing the commercial manufacturing process for enoximone; and

•	$275,000 increase in the internal costs associated with the management of the enoximone trials, primarily due to an increase in our staff.

     These increases are partially offset by:

•	$672,000 decrease in costs associated with clinical trial materials for the ESSENTIAL trial as a result of the timing of the manufacture of these materials; and

•	$634,000 decrease in costs associated with the continuing EMOTE trials, as we near study completion.

     Ambrisentan development expenses were $4.4 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily caused by:

•	$665,000 increase in expenses due to initiation of our Phase II pulmonary arterial hypertension clinical trial (PAH trial) for ambrisentan that began enrollment in October 2002;

•	$627,000 increase in expenses due to the initiation of the Phase II extension study for our Phase II PAH trial;

•	$479,000 increase in expenses related to non-clinical toxicology work that will be required to support our planned regulatory filings; and

•	$183,000 increase in internal expenses associated with the management of the ambrisentan trials.

     These increases are partially offset by a $720,000 decrease due to costs which were incurred in 2002 related to the exploration of a potential additional indication of ambrisentan that we did not pursue.

     License fees were $5.0 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. In the 2003 period, the license fee was attributable to the in-licensing of darusentan. In the 2002 period, we incurred a license fee for enoximone.

     Discovery research expenses were $2.3 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was the result of the completion of several sponsored research agreements with various universities totaling $253,000 and a $234,000 decrease in reported expense related to funding received from an SBIR grant that was treated as an offset to expense. These reductions were partially offset by an increase in internal spending to expand the high through-put screening efforts in our drug discovery program.

Selling, General and Administrative

     Selling, general and administrative expenses, excluding stock-based compensation expense, were $2.6 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to a $277,000 write-off in 2002 of expenses associated with a financing which was not completed and a $286,000 gain in 2003 relating to foreign currency transactions on inventory and other assets purchased in euros. There was also a decrease of approximately $223,000 in consulting costs, a decrease in net value added taxes of approximately $129,000 and an $89,000 decrease in costs related to our personnel, including recruiting and relocation expenses.

Stock-Based Compensation

     Stock-based compensation expense was $2.1 million for the nine months ended September 30, 2003, of which $1.2 million was attributable to research and development expenses and $862,000 was attributable to selling, general and administrative expenses. For the nine months ended September 30, 2002, stock-based compensation expense was $314,000, of which $207,000 was attributable to research and development expenses and $107,000 was attributable to selling, general and administrative expenses. The increase was due to an increase in the fair value of our common stock and an increase in the number of options granted to employees and consultants.

Interest Income, Net

     Interest income net of interest expense was ($63,000) and $744,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest income was $362,000 and $778,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest income was primarily a result of a decrease in invested cash balances and a reduction in interest rates earned on our invested cash balances. Interest expense was $425,000 and $34,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest expense was due to the $5.0 million term loan that was instituted in December 2002.

Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $11.6 million and $11.0 million for the nine months ended September 30, 2003 and 2002, respectively and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. The increase in the accretion is a result of the issuance of an additional $39.9 million of Series D mandatorily redeemable convertible preferred stock in August 2003.

Liquidity and Capital Resources

     From our inception on June 10, 1996 to September 30, 2003, we primarily funded our operations with $127.3 million (net of issuance costs) from private equity financings, $5.3 million from term loans, $6.6 million from sales of Perfan I.V. and $2.6 million from net interest income earned on cash equivalents and short-term investments. Cash, cash equivalents and short-term investments amounted to $50.3 million at September 30, 2003. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. In addition, on November 7, 2003 we completed our initial public offering and raised net proceeds of approximately $73.2 million. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. We believe our cash is sufficient to meet these needs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. We believe that the proceeds of the initial public offering, together with the proceeds of the Novartis collaboration and potential additional collaborations and future equity offerings, will allow us to fund our future working capital and capital expenditures for the next 18 months.

     Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Our Board of Directors has approved our written investment policy, which limits our investment instruments to those mentioned above. We review compliance with this policy on a monthly basis.

     At September 30, 2003, we had approximately $1.3 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements within the next 12 months, and we expect our spending on fixed assets to grow in future years.

     Operating activities resulted in net cash outflows of $22.9 million and $18.1 million for the nine months ended September 30, 2003 and 2002, respectively. The cumulative net cash outflow from operating activities from our inception to September 30, 2003 was $79.5 million. The use of cash in all periods was primarily a result of our losses from operations associated with our research and development activities.

     Investing activities resulted in net cash outflows of $16.1 million and a net cash inflow of $701,000 for the nine month periods ended September 30, 2003 and 2002, respectively. The net cash outflow for the nine months ended September 30, 2003 resulted from $145,000 in net capital asset expenditures offset by $318,000 in proceeds from the sale of property and equipment and $51.2 million in purchases of short-term investments offset by $34.9 million in proceeds related to the maturity of short-term investments. The net cash inflow for the nine months ended September 30, 2002 resulted from $925,000 in net capital asset expenditures and $54.8 million in purchases of short-term investments offset by $56.4 million in proceeds from the maturity of short-term investments. Cumulative investing activities from inception to September 30, 2003 resulted in net cash outflows of $45.0 million, with $2.3 million in net capital asset expenditures offset by $322,000 in proceeds from the sale of property and equipment and $259.7 million in purchases of short-term investments offset by $216.7 million in proceeds from the maturity of short-term investments.

     Financing activities resulted in a net cash inflow of $39.3 million and $45,000 for the nine months ended September 30, 2003 and 2002, respectively. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. Financing activities for the nine months ended September 30, 2002 consisted primarily of proceeds from the issuance of common stock. Cumulative financing activities from our inception to September 30, 2003 resulted in net cash inflows of $131.7 million, primarily related to the issuance of our Series A, C and D preferred stock and borrowings under our term loans.

     On November 4, 2003, we completed an initial public offering of 5,000,000 shares of our common stock. On November 7, 2003, the public offering underwriters exercised the over-allotment option for an additional 750,000 shares. Concurrent with the initial public offering, all of the 98,021,120 shares of convertible preferred stock outstanding automatically converted into common stock at a five-to-one ratio, resulting in the issuance of 19,604,186 shares of common stock. The Company received net proceeds of $73.2 million from its initial public offering, net of $7.3 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

     Total operating lease expense for the nine months ended September 30, 2003 and 2002 was approximately $227,000 for each period. We have future payment commitments for operating leases of approximately $1.1 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination and therefore the extent of the future commitments cannot be meaningfully quantified.

     We anticipate that our current cash, cash equivalents and short-term investments, including the proceeds from our initial public offering, will be sufficient to fund our operations for at least the next 18 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;

•	accounting for research and development expenses;

•	estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

•	accounting for income taxes.

     Revenue recognition. We recognize revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor to the customer; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Once the product is shipped to the customer, we do not allow product returns.

     Accounting for research and development expenses. Our research and development expense category is primarily composed of costs associated with product development for enoximone capsules, ambrisentan and darusentan. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contractual payments to third party clinical research organizations to perform certain clinical trials. We also report the costs of product licenses in this category, including our ongoing milestone obligations associated with the licensing of ambrisentan and darusentan. Our product candidates do not currently have regulatory approval; accordingly, we expense the license and milestone fees when we incur the liability. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including clinical research organizations and contract manufacturers, and by our academic collaborators. We accrue research and development expenses for activity occurring during the fiscal period prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contractual costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Amounts received from other parties to fund our research and development efforts are recognized as a reduction to research and development expense as the costs are incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of both planned and unplanned trials.

     Valuation of equity instruments. We record compensation expense related to options issued to consultants and options issued to, or common stock sold to, employees at less than the fair value. These expenses are based on the fair value of the options and common stock. Because, until recently, there has been no public market for our common stock, we have estimated the fair value of these equity instruments using various valuation methods. Upon completion of our initial public offering on October 29, 2003, we will estimate the fair value of these equity instruments using the value for our common stock that the public market establishes.

     Accounting for income taxes. We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2002, we recorded a full valuation allowance of $23.0 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; SFAS 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

The provisions of SFAS 145 related to the rescission of SFAS 4 are to be applied in fiscal years beginning after May 15, 2002; the provisions related to SFAS No. 13 are to be effective for transactions occurring after May 15, 2002; all other provisions of SFAS 145 are to be effective for financial statements issued on or after May 15, 2002. Early adoption of SFAS 145 is encouraged. The adoption of SFAS 145 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that SFAS 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities we may undertake after December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the provisions of this statement to have a significant impact on our statement of financial position.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies, in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

RISK FACTORS

Set forth below and elsewhere in this report, as well as in our prospectus filed on October 30, 2003, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues.

     We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products that generate significant revenues. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful drugs, for a number of reasons, including:

•	our product candidates may not prove to be safe and effective in clinical trials;

•	we may not be able to obtain regulatory approvals for our product candidates or approvals may be narrower than we seek;

•	we may not have adequate financial or other resources to complete the development and commercialization of our product candidates; or

•	any products that are approved may not be accepted in the marketplace.

     Other than sales of Perfan I.V. in Europe, which are only minor, we do not expect to be able to market any of our product candidates for a number of years. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies and expanding our discovery research programs. In 2003, our operations have been consuming approximately $3 million of cash per month, compared to just over $2 million of cash per month in 2002. We expect that our monthly cash used by operations will continue to increase for the next several years. We expect that the net proceeds from this offering, together with our existing capital resources, will be sufficient to fund our operations for at least the next 18 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

     We do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. Our Phase III clinical trial program for ambrisentan will include a placebo control group, which may also decrease the pace of enrollment compared to our Phase II trial. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. In addition, two of our current clinical trials for enoximone capsules are designed to continue until a pre-specified number of events have occurred to the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates, in addition to the risk of slower than anticipated patient enrollment. These trials may also incur increased costs if enrollment is increased in order to achieve the desired number of events. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.

     Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the Food and Drug Administration, or FDA, or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will be safe for human use.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

     Other than Perfan I.V., which is approved for use in several European countries, our current product candidates, enoximone capsules, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.

     The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable.

     As part of the regulatory approval process, we must conduct pre-clinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of pre-clinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

     The results of pre-clinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the pre-clinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

     The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work.

     Any delay in, or failure to receive or maintain, approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

There can be no assurance that enoximone capsules do not increase mortality.

     Clinical trials with type-III phosphodiesterase, or PDE-III, inhibitors, including enoximone capsules, have shown that at certain doses these compounds can increase the risk of mortality in specific patient populations. In studies of enoximone capsules administered at doses of 100 to 300 milligrams three times a day, some patients experienced abnormal rhythms in the beating of the heart. In one Phase II placebo-controlled trial involving 151 patients administered placebo capsules or enoximone capsules at 100 milligrams three times a day, there was a statistically significant increase in the mortality rate in the group of patients receiving enoximone capsules compared to the group of patients receiving placebo capsules: 36% of the patients treated with enoximone capsules died during the evaluation period versus 23% of the patients treated with placebo. We are testing enoximone capsules administered at doses of 25 and 50 milligrams three times a day. We cannot assure you that a similar mortality effect will not occur at these lower doses in our clinical trials or in commercial usage after approval. If we are unable to clearly demonstrate that mortality is not increased by enoximone capsules at these lower doses, we are not likely to receive regulatory approval to market enoximone capsules.

Due to our reliance on contract research organizations or other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

     We rely primarily on third parties to conduct our clinical trials, including the EMOTE and ESSENTIAL trials and the planned Phase III clinical trials for ambrisentan and Phase IIb clinical trial for darusentan. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.

     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as enoximone capsules, ambrisentan and darusentan. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. Actelion Ltd. received FDA approval in December 2001 for Tracleer, a non-selective endothelin receptor antagonist for the treatment of pulmonary arterial hypertension. United Therapeutics Corp. received FDA approval in May 2002 for Remodulin for the treatment of pulmonary arterial hypertension. GlaxoSmithKline plc markets Flolan for pulmonary arterial hypertension. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase IIb/III study and may be approved for pulmonary arterial hypertension earlier than ambrisentan. A number of other companies, including Abbott Laboratories, have ETA selective endothelin receptor antagonists in late-stage clinical development and could compete with ambrisentan and darusentan. Pfizer Inc is conducting trials to expand the label for sildenafil to include the treatment of pulmonary arterial hypertension and other cardiovascular indications. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

The market price of our common stock may be highly volatile.

     We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

     In addition, the stock market in general, the Nasdaq National Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

     We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 18 months with an average duration of the issues in the portfolio of nine months.

     As of September 30, 2003, we had an investment portfolio of commercial paper and corporate debt securities of $43.1 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

     The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

     Transactions relating to Myogen GmbH are recorded in euros. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet monetary asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet non-monetary asset and liability accounts are translated into the U.S. dollar at historical exchange rates; and all income statement and cash flow statement amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ deficit. We hold euro-based currency accounts to mitigate foreign currency transaction risk. Our sales are denominated in foreign currencies while the majority of our expenses are denominated in U.S. dollars. The fluctuations of exchange rates may adversely affect our results of operations, financial position and cash flows. In addition, we conduct clinical trials in many countries, exposing us to cost increases if the U.S. dollar declines in value compared to other currencies.

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 2. Changes in Securities and Use of Proceeds

     (c) Sales of Unregistered Securities. During the three month period ended September 30, 2003, we issued and sold 26,558 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees and one consultant upon the exercise of options for cash consideration with an aggregate exercise price of $21,977. During the same period, we granted options to purchase 679,297 shares of common stock at exercise prices ranging from $2.50 per share to $7.50 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

     In August 2003, we issued an aggregate of 29,090,908 shares of our Series D preferred stock (which converted into 5,818,175 shares of common stock upon the closing of our initial public offering on November 4, 2003) to certain accredited investors for cash net proceeds in the amount of approximately $39,900,000. We relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgate thereunder.

     (d) Use of Proceeds from Registered Securities.

(1)	On November 4, 2003, we closed the sale of 5,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), in our initial public offering (the “Offering”), and on November 7, 2003, we closed the sale of an additional 750,000 shares of our Common Stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-108301) (the “Registration Statement”) we filed to register our Common Stock in the Offering was declared effective by the Securities and Exchange Commission on October 29, 2003.

(2)	The Offering commenced as of October 29, 2003.

(3)	The Offering did not terminate before any securities were sold.

(4)	(i)	As of the date of the filing of this report, the Offering has terminated and all 5,750,000 shares of Common Stock registered were sold.

	(ii)	The managing underwriters in the Offering were Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., CIBC World Markets Corp. and Lazard Freres & Co. LLC.

	(iii)	We registered shares of our Common Stock in the Offering under the Securities Act of 1933, as amended.

	(iv)	All 5,750,000 shares of Common Stock (which includes 750,000 shares solely to cover over-allotments) registered in the Offering were sold at the full offering price per share of $14.00. The aggregate purchase price of the Offering amount registered was $80,500,000.

(v)	We incurred expenses in connection with the Offering of $7.3 million, which consisted of direct payments of: (i) $1.3 million in legal, accounting and printing fees; (ii) $5.6 million in underwriters’ discounts, fees and commissions; and (iii) $0.4 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(vi)	The net Offering proceeds to us after deducting total expenses were $73.2 million.

(vii)	As of September 30, 2003, we had not completed the initial public offering. As of November 4 and November 7, 2003 we completed the Offering and the over-allotment, respectively. The net offering proceeds have been invested into short-term investment-grade securities. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(viii)	There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 24, 2003, we effected a one-for-five reverse split of our common stock. Except where otherwise noted, all share numbers in this Item 4 do not reflect the split.

     In August 2003, we sent a written consent to our stockholders requesting consent to the taking of the following actions: (1) the approval and adoption of a Restated Certificate of Incorporation increasing the authorized number of shares of our common stock and Series D preferred stock in connection with the sale of additional shares of our Series D preferred stock, and (2) the approval and adoption of an amendment to our 1998 Equity Incentive Plan increasing the reservation of common shares available for issuance thereunder to 16,617,320 shares. Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on August 26, 2003.

     A total of 62,320,635 shares of our stock out of 74,149,557 shares issued and outstanding, including 60,173,517 shares out of 68,126,606 shares of our Series A, Series C and Series D preferred stock issued and outstanding, voted in favor of these matters.

     In September 2003, we sent a written consent to our stockholders requesting consent to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of a Certificate of Amendment to our Restated Certificate of Incorporation so as to effect a reverse stock split prior to our initial public offering, (2) the approval and adoption of our Restated Certificate of Incorporation to become effective following the closing of our initial public offering, (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering, (4) the approval and adoption of our 2003 Equity Incentive Plan to become effective upon the closing of our initial public offering and reservation of 3,923,464 shares of common stock (post-split) available for issuance thereunder, and (5) the approval and adoption of our 2003 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering and reservation of 100,000 shares of common stock (post-split) available for issuance thereunder. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 30, 2003.

     A total of 80,880,354 shares of our stock out of 103,313,590 shares issued and outstanding, including 78,733,236 shares out of 97,217,514 shares of our Series A, Series C and Series D preferred stock issued and outstanding, voted in favor of these matters.

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K	None

(a) Exhibits

31.1	Certification of principal executive officer required by Rule 13a-14(a)
31.2	Certification of principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification.

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2003	MYOGEN, INC

/s/ Joseph L. Turner

Joseph L. Turner Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a)

31.2	Certification of principal financial officer required by Rule 13a-14(a)

32.1	Section 1350 Certification.