Form 10-Q
period 2004-03-31
MYOGEN INC
filed 2004-05-11
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________.

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

Yes [X] No [   ]

     Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

     As of May 7, 2004 there were 26,484,611 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

     This quarterly report on Form 10-Q consists of 29 pages.

MYOGEN, INC.
FORM 10-Q

INDEX

Number	Page
PART I. Financial Information	3
ITEM 1. Consolidated Financial Statements (unaudited)	3
Consolidated Balance Sheets— as of March 31, 2004 and December 31, 2003	3
Consolidated Statements of Operations — for the three months ended March 31, 2004 and 2003 and the cumulative period from June 10, 1996 (date of inception) through March 31, 2004	4
Consolidated Statements of Cash Flows — for the three months ended March 31, 2004 and 2003 and the cumulative period from June 10, 1996 (date of inception) through March 31, 2004	5
Notes to Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4. Controls and Procedures	26
PART II. Other Information	27
ITEM 1. Legal Proceedings	27
ITEM 2. Changes in Securities and Use of Proceeds	27
ITEM 3. Defaults Upon Senior Securities	27
ITEM 4. Submission of Matters to a Vote of Security Holders	27
ITEM 5. Other Information	27
ITEM 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28
EXHIBIT INDEX	29
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$17,827,890	$44,337,721
Short-term investments	76,316,568	69,914,627
Accrued interest receivable	614,025	607,393
Trade accounts receivable	1,170,470	1,274,861
Research and development contract amounts due within one year	2,547,961	1,625,000
Inventories	793,616	724,282
Prepaid expenses and other current assets	1,274,754	1,434,174

Total current assets	100,545,284	119,918,058
Long-term investments	3,503,210	—
Property and equipment, net	1,476,635	1,304,028
Other assets	46,960	51,238

Total assets	$105,572,089	$121,273,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,894,652	$7,594,935
Accrued liabilities	923,230	1,350,114
Current portion of deferred revenue	1,666,667	1,666,667
Current portion of capital lease obligations	38,770	37,015
Current portion of notes payable, net of discount	1,683,226	1,639,246

Total current liabilities	12,206,545	12,287,977
Deferred revenue, net of current portion	2,531,362	2,948,029
Capital lease obligations, net of current portion	113,053	121,617
Notes payable, net of current portion and discount	1,556,271	1,993,906
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2004 and December 31, 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 26,465,885 and 26,457,927 shares issued and outstanding as of March 31, 2004 December 31, 2003, respectively	26,466	26,458
Additional paid-in-capital	228,919,923	229,080,380
Deferred stock-based compensation	(5,348,315)	(6,730,195)
Other comprehensive income	30,238	22,185
Deficit accumulated during the development stage	(134,463,454)	(118,477,033)

Total stockholders’ equity	89,164,858	103,921,795

Total liabilities and stockholders’ equity	$105,572,089	$121,273,324

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Period from
	For the Three Months Ended		June 10, 1996
	March 31,		(Inception) to
	2004	2003	March 31, 2004
Revenues:
Product sales	$851,647	$656,385	$8,275,361
Research and development contracts	1,339,628	—	2,349,933

	2,191,275	656,385	10,625,294

Costs and expenses:
Cost of product sold	271,130	206,897	2,957,816
Research and development (excluding stock-based compensation expense of $615,948, $438,354 and $3,471,657, respectively)	14,624,436	6,351,237	103,344,106
Selling, general and administrative (excluding stock-based compensation expense of $595,906, $333,296 and $2,665,679, respectively)	2,235,278	931,523	20,074,027
Stock-based compensation expense	1,211,854	771,650	6,137,336

	18,342,698	8,261,307	132,513,285

Loss from operations	(16,151,423)	(7,604,922)	(121,887,991)
Interest income, net	171,878	27,296	2,571,873

Loss before income taxes	(15,979,545)	(7,577,626)	(119,316,118)
Income taxes	6,876	2,315	67,673

Net loss	(15,986,421)	(7,579,941)	(119,383,791)
Accretion of mandatorily redeemable convertible preferred stock	—	(3,670,185)	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(39,935,388)

Net loss attributable to common stockholders	$(15,986,421)	$(11,250,126)	$(191,818,735)

Basic and diluted net loss per common share	$(0.60)	$(10.95)

Weighted average common shares outstanding	26,461,163	1,027,618

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		Cumulative Period From June 10, 1996
			(Inception) to
	2004	2003	March 31, 2004
Cash Flows From Operating Activities:
Net loss	$(15,986,421)	$(7,579,941)	$(119,383,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,449	110,929	1,125,684
Amortization of deferred stock-based compensation	1,211,854	771,650	6,137,336
Amortization of debt discount	34,404	34,404	182,834
Amortization of investment premium	222,893	60,450	461,743
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	—	321	34,309
Changes in operating assets and liabilities:
Trade accounts receivable	73,777	(1,971)	(416,686)
Research and development contract amounts	(922,961)	—	(1,547,961)
Inventories	(69,334)	23,630	(793,616)
Prepaid expenses, accrued interest and other assets	145,310	728,519	(2,158,429)
Accounts payable	353,210	(1,236,613)	7,339,223
Deferred revenue	(416,667)	—	3,198,029
Accrued liabilities	(426,268)	689,436	683,638

Net cash used in operating activities	(15,666,754)	(6,399,187)	(103,974,458)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(287,741)	(57,591)	(2,724,297)
Proceeds from sale of property and equipment	—	—	332,473
Purchases of investments	(37,719,991)	(5,763,490)	(361,063,402)
Proceeds from maturities of short-term investments	27,600,000	7,561,942	280,974,600

Net cash (used in) provided by investing activities	(10,407,732)	1,740,861	(82,480,626)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	127,151,604
Proceeds from issuance of common stock, net of issuance costs	9,576	5,468	73,560,789
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(428,059)	—	(1,769,678)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(6,809)	(6,319)	(63,701)

Net cash (used in) provided by financing activities	(425,292)	(851)	204,209,402

Effect of exchange rates on cash	(10,053)	(89,466)	73,572
Net (decrease) increase in cash and cash equivalents	(26,509,831)	(4,748,643)	17,827,890
Cash and cash equivalents, beginning of period	44,337,721	6,993,146	—

Cash and cash equivalents, end of period	$17,827,890	$2,244,503	$17,827,890

	For the Three Months Ended March 31,		Cumulative Period From June 10, 1996
			(Inception) to
	2004	2003	March 31, 2004
Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$3,016	—	$214,985
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2003, included in the Annual Report on Form 10-K of Myogen Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 1, 2004.

     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of March 31, 2004 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 2: Liquidity

     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three months ended March 31, 2004, the Company incurred losses from operations of $16,151,423 and negative cash flows from operations of $15,666,754. For the years ended December 31, 2003, 2002 and 2001, the Company incurred losses from operations of $42,972,596, $28,815,118 and $17,770,643, respectively, and negative cash flows from operations of $31,706,160, $26,459,454 and $16,409,817, respectively. As of March 31, 2004, the Company had a deficit accumulated during the development stage of $134,463,454. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception to March 31, 2004, the Company raised $200,712,393 of net cash proceeds from the sale of equity securities.

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

Note 3: Inventory Components

	March 31,	December 31,
	2004	2003
Finished products	$280,426	$207,262
Raw materials	513,190	517,020

Total inventories	$793,616	$724,282

Note 4: Comprehensive Loss

     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(15,986,421)	$(7,579,941)
Change in unrealized gain (loss) on investments available for sale	12,403	34,488
Foreign currency translation adjustment	(4,350)	(86,786)

Total comprehensive loss	$(15,978,368)	$(7,632,239)

Note 5: Revenue Recognition

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

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases are at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management continually reviews the appropriate time period.

     Milestones based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the earnings process is complete and the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

     Revenue from research funding is recognized when the services are performed in order to match revenues to expenses incurred and are typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.

Note 6: Net Loss Per Common Share

     Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period and diluted net loss per common share is computed by giving effect to all dilutive potential common stock, including options, mandatorily redeemable convertible preferred stock, convertible preferred stock and warrants.

     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in net loss attributable to common stockholders are summarized as follows:

	Three Months Ended
	March 31,
	2004	2003
Common stock related to options	2,315,388	1,799,894
Warrants	38,592	25,188
Convertible preferred stock	—	160,721
Mandatorily redeemable convertible preferred stock	—	13,625,321

Total	2,353,930	15,611,124

     The Company’s historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of preferred stock into common stock concurrent with the closing of the Company’s initial public offering. The 2003 anti-dilutive common shares are not indicative of the 2004 anti-dilutive common shares. Accordingly, historical basic net loss per common share should not be used as an indicator of future earnings per common share.

Note 7: Stock-Based Compensation

     The Company measures compensation expense to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting For Stock Issued to Employees (“APB 25”) and provides pro forma disclosures of net loss as if the fair value based method was applied as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, as allowable under SFAS 123, the Company does not recognize compensation expense for options granted to employees when the exercise price equals or exceeds the fair value of common stock as of the grant date. Stock-based awards to consultants are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended
	March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(15,986,421)	$(11,250,126)
Add: Total stock-based employee compensation expense included in reported net loss	1,159,673	593,416
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,392,767)	(582,420)

Pro forma net loss	$(16,219,515)	$(11,239,130)

Pro forma basic and diluted net loss per share	$(0.61)	$(10.94)

Basic and diluted net loss per share, as reported	$(0.60)	$(10.95)

Note 8: Accounts Payable

     Accounts payable are comprised of the following:

	March 31,	December 31,
	2004	2003
Trade	$229,492	$679,827
Research and development	7,279,958	6,510,549
Related party	385,202	404,559

	$7,894,652	$7,594,935

Note 9: Commitments and Contingencies

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

Note 10: Business Segments

     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to March 31, 2004 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended
	March 31,
	2004	2003
Product sales:
Germany	$189,671	$156,263
Netherlands	242,223	171,635
United Kingdom	147,729	121,144
Italy	179,881	99,295
France	80,267	99,161
Other	11,876	8,887

	$851,647	$656,385

	March 31,	December 31,
	2004	2003
Long-lived assets:
United States	$1,411,757	$1,234,685
Europe	64,878	69,343

	$1,476,635	$1,304,028

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results, such as statements of our plans, objectives, expectations, beliefs, assumptions and intentions. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” other cautionary statements included in this report and in our annual report filed on Form 10-K on March 1, 2004. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

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

     We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of chronic heart failure, ambrisentan for the treatment of pulmonary arterial hypertension and darusentan for the treatment of resistant hypertension. We are evaluating enoximone capsules in four Phase III trials, one of which was completed in February 2004. If these trials progress as planned, we expect the two trials that we believe will be required for regulatory approval will be fully enrolled before the end of May and patients will have completed treatment by the end of 2004. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials, ARIES-1 and -2, in January 2004. We expect to complete patient enrollment in ARIES-1 and -2 in the first half of 2005. This timing is somewhat uncertain due to on-going competing trials for the same indication. We intend to begin Phase IIb clinical evaluation of darusentan in 2004. All of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies. In addition, we currently market an intravenous formulation of enoximone, Perfan I.V., for the treatment of acute decompensated heart failure in eight countries in Europe.

     On March 25, 2004, we announced preliminary results of EMOTE, a non-pivotal Phase III study of enoximone capsules in 201 patients with the most advanced stages of chronic heart failure who are dependent on intravenous (i.v.) inotrope therapy. The study was designed to evaluate enoximone capsules as effective treatment to wean patients off of i.v. inotrope therapy and potentially support the two ongoing Phase III pivotal studies, ESSENTIAL I & II. Analysis of the primary endpoint, wean success at 30 days, demonstrated a wean success rate of 61% in the enoximone-treated group and 51% in the placebo-treated group. This difference did not reach statistical significance. The key secondary endpoints, which also evaluated wean from i.v. inotrope therapy, but over time rather than at a fixed 30-day time point, were achieved, demonstrating a therapeutic benefit over a range of time periods. The safety results demonstrated no statistical difference in serious adverse events or mortality between the groups receiving placebo or enoximone capsules.

     Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure. To further advance our discovery research program, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease in October 2003. In exchange for license payments and a commitment to fund our research, Novartis has an exclusive right to license drug targets and compounds developed through the collaboration.

     We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $134.5 million as of March 31, 2004. We incurred operating losses of $16.2 million and $7.6 million for the three months ended March 31, 2004 and 2003, respectively and $43.0 million, $28.8 million and $17.8 million for the years 2003, 2002 and 2001, respectively. Our research and development expenses have historically been much higher than our revenues.

     Our current revenue is derived from research and development contract revenues from our agreement with Novartis signed in October 2003 and sales of Perfan I.V. in eight European countries. Even if our research and development contract revenues continue to increase and our sales and marketing efforts lead to modest increases in Perfan I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the cost of Perfan I.V., which we purchase exclusively from contract manufacturers, and the cost of royalties payable to Aventis.

     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to March 31, 2004, we have incurred expenses of approximately $58.0 million, $22.5 million and $6.3 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues:
Product sales	$852	$656
Research and development contracts	1,340	—

	$2,192	$656

     Product sales

     Product sales were derived from sales of Perfan I.V. in Europe. We had an increase of approximately 22% in sales volume, partially offset by a decrease in the average selling price. Approximately $110,000 of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. We do not anticipate future growth in Perfan I.V. sales.

     Research and development contracts revenue

     Research and development contracts revenues for the three months ended March 31, 2004 were related to the research collaboration with Novartis entered into in October 2003; therefore, there was no corresponding revenue in the prior period. The research and development revenue consists of license revenue totaling $417,000 and research support funding of $923,000. The license revenue is related to the non-refundable upfront payment from Novartis, which is recognized ratably over three-years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

Costs and Expenses

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Costs and expenses:
Cost of product sold	$271	$207
Research and development (excluding stock-based compensation)	14,624	6,351
Selling, general and administrative (excluding stock-based compensation expense)	2,235	932
Stock-based compensation	1,212	772

	$18,342	$8,262

     Cost of Product Sold

     The cost of product sold for Perfan I.V. increased slightly in the three months ended March 31, 2004 as compared to the same period in 2003 due to the increased number of units sold. The cost of Perfan I.V. sold as a percentage of product sales was 31.8% and 31.5% for the three months ended March 31, 2004 and 2003, respectively.

     Research and Development

     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Development
Enoximone capsules	$7,108	$4,362
Ambrisentan	3,722	1,135
Darusentan	1,241	—

Total development	12,071	5,497
License fees
Enoximone	—	—
Ambrisentan	1,500	—
Darusentan	—	—
Other	108	—

Total license fees	1,608	—
Discovery research	945	854

Total research and development	$14,624	$6,351

     The increase in development costs for enoximone capsules in the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to the following:

•	$1.9 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts, as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$410,000 increase in analytical testing associated with the development of enoximone capsules;

•	$378,000 increase in the internal costs associated with the management of the enoximone trials, primarily due to an increase in our staff; and

•	$263,000 increase in costs associated with producing clinical trial materials for the ESSENTIAL trial.

     The increase in development costs for ambrisentan in the three months ended March 31, 2004 as compared to the same period in 2003 was primarily related to:

•	$2.1 million increase in expenses due to the cost of initiating our two Phase III ARIES trials and the related extension study;

•	$410,000 increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$325,000 increase in expenses due to the extension study for our Phase II PAH trial; and

•	$250,000 increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.

     These increases were partially offset by a $330,000 decrease related to the conclusion of our Phase II PAH trial.

     In the three months ended March 31, 2004, the license fees were primarily attributable to the initiation of the ambrisentan Phase III trials totaling $1.5 million.

     Discovery research expenses were consistent in the three months ended March 31, 2004 as compared to the same period in 2003.

     Selling, General and Administrative

     The $1.3 million increase in selling, general and administrative expense for the three months ending March 31, 2004 as compared to the same period in 2003 primarily relates to a $470,000 increase in insurance and professional service costs related to becoming a public company, an increase of $250,000 related to increased staffing and related recruiting costs, $100,000 in increased costs related to our German facility, an increase of $75,000 in market research costs and an increase of $70,000 in consulting costs.

     Stock-Based Compensation

     Stock-based compensation expenses increased due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Research and development	$616	$439
Selling, general and administrative	596	333

	$1,212	$772

     Interest Income, Net

     Interest income net of interest expense was $172,000 and $27,000 for the three months ended March 31, 2004 and 2003, respectively. Interest income was $303,000 and $147,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest income in 2004 relates to the increased investment balance for the first quarter of 2004. Interest expense was $131,000 and $120,000 for the three months ended March 31, 2004 and 2003, respectively.

     Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $3.7 million for the three months ended March 31, 2003, and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. There is no corresponding expense in 2004 due to the conversion of all shares of the Series A, C and D mandatorily redeemable convertible preferred stock into common stock on November 4, 2003.

Liquidity and Capital Resources

     From our inception on June 10, 1996 to March 31, 2004, we primarily funded our operations with $200.7 million (net of issuance costs) from private equity financings and our initial public offering, $5.3 million from term loans, $8.3 million from sales of Perfan I.V., $4.0 million related to a research and development contract and $2.6 million from net interest income earned on cash equivalents and short- and long-term investments. Cash, cash equivalents and short-term investments amounted to $94.1 million at March 31, 2004. Long-term investments were $3.5 million at March 31, 2004. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. In addition, on November 7, 2003 we completed our initial public offering and raised net proceeds of $73.3 million. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. We believe our cash is sufficient to meet these needs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. We believe that our cash, cash equivalents and investment balance, together with the proceeds of the Novartis collaboration, will allow us to fund our future working capital and capital expenditures for the next 12 months. We intend to pursue potential additional collaborations and future equity offerings.

     Our cash, cash equivalents and short- and long-term investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Our Board of Directors has approved our written investment policy, which limits our investment instruments to those mentioned above. We review compliance with this policy on a monthly basis.

     At March 31, 2004, we had approximately $1.5 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements, and we expect our spending on capital assets to grow in future years.

     Operating activities resulted in net cash outflows of $15.7 million and $6.4 million for the three months ended March 31, 2004 and 2003, respectively. The cumulative net cash outflow from operating activities from our inception to March 31, 2004 was $104.0 million. The use of cash in all periods was primarily a result of our losses from operations.

     Investing activities resulted in net cash outflows of $10.4 million and a net cash inflow of $1.7 million for the three month periods ended March 31, 2004 and 2003, respectively. The net cash outflow for the three months ended March 31, 2004 resulted from $288,000 in capital asset expenditures and $37.7 million in purchases of short-term and long-term investments offset by $27.6 million in proceeds related to the maturity of short-term investments. The net cash inflow for the three months ended March 31, 2003 resulted from $58,000 in capital asset expenditures and $5.8 million in purchases of short-term investments offset by $7.6 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to March 31, 2004 resulted in net cash outflows of $82.5 million, with $2.7 million in net capital asset expenditures offset by $322,000 in proceeds from the sale of property and equipment and $361.1 million in purchases of short-term and long-term investments offset by $281.0 million in proceeds from the maturity of short-term investments.

     Financing activities resulted in net cash outflows of $425,000 and $1,000 for the three months ended March 31, 2004 and 2003, respectively. Financing activities for the three months ended March 31, 2004 consisted primarily of payments of $428,000 on our term loan. Cumulative financing activities from our inception to March 31, 2004 resulted in net cash inflows of $204.2 million, primarily related to the issuance of our Series A, C and D preferred stock, the sale of shares of our common stock in our initial public offering and borrowings under our term loans.

     In November 2003, we completed an initial public offering of 5,750,000 shares of our common stock, including the underwriter’s over-allotment. Concurrent with the initial public offering, all of the 98,021,120 shares of convertible preferred stock outstanding automatically converted into common stock at a five-to-one ratio, resulting in the issuance of 19,604,186 shares of common stock. The Company received net proceeds of $73.3 million from its initial public offering, net of $7.2 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

     Total operating lease expense for the three months ended March 31, 2004 and 2003 was approximately $100,000 for each period. We have future payment commitments for operating leases of approximately $1.1 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination and therefore the extent of the future commitments cannot be meaningfully quantified.

     We anticipate that our current cash, cash equivalents and short-term and long-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     Research and development contracts. We may enter into collaborative agreements with pharmaceutical companies where the other party generally receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator or through a license at the collaborator’s option. The terms of the collaborative agreements can include nonrefundable licensing fees, funding of research and development efforts, payments based on achievement of certain milestones, and royalties on product sales.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed, and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases are at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management continually reviews the appropriate time period.

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

     Revenue from research funding is recognized when the services are performed and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.

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

RISK FACTORS

Set forth below and elsewhere in this report, as well as in our annual report filed on March 1, 2004, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies and expanding our discovery research programs. In the first quarter of 2004, our operations consumed approximately $5.2 million of cash per month. In 2003, our operations consumed approximately $2.6 million of cash per month, compared to $2.2 million of cash per month in 2002. This rate of cash consumption was reduced by research and development funding by an average of $0.5 million per month. We expect that our monthly cash used by operations will continue to increase for the next several years. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

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

     With the exception of EMOTE, we do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. Our Phase III ARIES trials for ambrisentan include placebo control groups, which may decrease the pace of enrollment compared to our Phase II trial. Encysive Pharmaceuticals Inc. is conducting a Phase III clinical program of sitaxsentan in substantially similar indication and patient populations concurrent with our ARIES trials, resulting in direct competition for patient enrollment. Furthermore, Pfizer Inc has conducted a Phase IV trial of sildenafil (Viagra) for the treatment of pulmonary arterial hypertension and we anticipate that the results of that trial will be announced in the near future. If the results of that trial are positive, physicians may prescribe sildenafil to significantly more patients than are currently taking the drug for pulmonary arterial hypertension, which would further reduce the pool of patients eligible for enrollment in our ARIES trials. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. In addition, two of our current clinical trials for enoximone capsules are designed to continue until a pre-specified number of events have occurred to the patients enrolled. Trials such as these are subject to delays stemming from patient withdrawal and from lower than expected event rates, in addition to the risk of slower than anticipated patient enrollment. These trials may also incur increased costs if enrollment is increased in order to achieve the desired number of events. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

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

     The results of pre-clinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the pre-clinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

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

     Clinical trials with type-III phosphodiesterase, or PDE-III, inhibitors, including enoximone capsules, have shown that at certain doses these compounds can increase the risk of mortality in specific patient populations. In studies of enoximone capsules administered at doses of 100 to 300 milligrams three times a day, some patients experienced abnormal rhythms in the beating of the heart. In one Phase II placebo-controlled trial involving 151 patients administered placebo capsules or enoximone capsules at 100 milligrams three times a day, there was a statistically significant increase in the mortality rate in the group of patients receiving enoximone capsules compared to the group of patients receiving placebo capsules: 36% of the patients treated with enoximone capsules died during the evaluation period versus 23% of the patients treated with placebo. We are testing enoximone capsules administered at doses of 25 and 50 milligrams three times a day. The preliminary results of the EMOTE trial announced in March 2004 demonstrated a six-month mortality rate of 38% for the group of patients receiving enoximone and 31% for the group of patients receiving placebo. The difference in the mortality rates between these two groups did not achieve statistical significance. We cannot assure you that increased mortality will not occur at these lower doses in our larger pivotal clinical trials or in commercial usage after approval. If we are unable to clearly demonstrate that mortality is not increased by enoximone capsules at these lower doses, we are not likely to receive regulatory approval to market enoximone capsules.

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

     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as enoximone capsules, ambrisentan and darusentan. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. Actelion Ltd. received FDA approval in December 2001 for Tracleer, a non-selective endothelin receptor antagonist for the treatment of pulmonary arterial hypertension. United Therapeutics Corp. received FDA approval in May 2002 for Remodulin for the treatment of pulmonary arterial hypertension. GlaxoSmithKline plc markets Flolan for pulmonary arterial hypertension. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase IIb/III study and may be approved for pulmonary arterial hypertension earlier than ambrisentan. Pfizer is evaluating the use of sildenafil (Viagra) for the treatment of pulmonary arterial hypertension, and if successful, sildenafil could become a major competitor to ambrisentan. A number of other companies, including Abbott Laboratories, have ETA selective endothelin receptor antagonists in late-stage clinical development and could compete with ambrisentan and darusentan. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

The market price of our common stock may be highly volatile.

     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in October 2003 through April 30, 2004, our average daily trading volume has been 200,474 shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

     As of March 31, 2004, we had an investment portfolio of short-term and long-term investments in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts of $79.8 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

     The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

     The euro is the functional currency for Myogen GmbH. We translate asset and liability accounts to the U.S. dollar based on the exchange rate as of the balance sheet date, while the income statement and cash flow statement amounts are translated to the U.S. dollar at the average exchange rate for the period. Exchange gains and losses resulting from such translation are included as a separate component of stockholders’ equity. Transaction gains and losses are recognized in income during the period in which they occur and are included in selling, general and administrative expenses. In addition, we conduct clinical trials in many countries, exposing us to cost increases if the U.S. dollar declines in value compared to other currencies.

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

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On October 29, 2003, the Registration Statement on Form S-1 (Reg. No. 333-108301) (the “Registration Statement”) we filed to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.

We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of March 31, 2004, the $73.3 million of net proceeds remained available and were primarily invested in short-term marketable securities.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K	None

(a) Exhibits

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

(b) Reports on Form 8-K.

     1. On January 12, 2004, the Company filed a current report on Form 8-K entitled, “Myogen Initiates Phase III Trials of Ambrisentan.”

     2. On February 18, 2004, the Company filed a current report on Form 8-K entitled “Myogen Reports 2003 Fourth Quarter And Full Year Results.”

     3. On March 26, 2004, the Company filed a current report on Form 8-K entitled “Myogen Reports Preliminary Results for EMOTE.”

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004	MYOGEN, INC.

/s/ Joseph L. Turner

Joseph L. Turner
Senior Vice President, Finance and
Administration and Chief Financial Officer

Exhibit No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.