Form 10-Q
period 2004-06-30
MYOGEN INC
filed 2004-08-09
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ____________.

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

Yes [   ]    No [X]

     As of August 4, 2004 there were 26,521,144 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 35 pages.

MYOGEN, INC.
FORM 10-Q

INDEX

Number		Page
PART I. Financial Information		3
ITEM 1.	Consolidated Financial Statements (unaudited)	3
	Consolidated Balance Sheets—As of June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Operations—For the Three Months and Six Months Ended June 30, 2004 and 2003 and the Cumulative Period from June 10, 1996 (Inception) to June 30, 2004	4
	Consolidated Statements of Cash Flows—For the Three Months and Six Months Ended June 30, 2004 and 2003 and the Cumulative Period from June 10, 1996 (Inception) to June 30, 2004	5
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	31
PART II. Other Information		32
ITEM 1.	Legal Proceedings	32
ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Submission of Matters to a Vote of Security Holders	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits and Reports on Form 8-K	32
SIGNATURES		34
EXHIBIT INDEX		35
2003 Employee Stock Purchase Plan Offering
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,931,887	$44,337,721
Short-term investments	68,388,299	69,914,627
Accrued interest receivable	454,326	607,393
Trade accounts receivable	1,277,245	1,274,861
Research and development contract amounts due within one year	2,247,000	1,625,000
Inventories	679,626	724,282
Prepaid expenses and other current assets	1,328,018	1,434,174

Total current assets	88,306,401	119,918,058
Long-term investments	3,490,523	—
Property and equipment, net	1,999,208	1,304,028
Other assets	42,798	51,238

Total assets	$93,838,930	$121,273,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,034,599	$7,594,935
Accrued liabilities	972,764	1,350,114
Current portion of deferred revenue	1,666,667	1,666,667
Current portion of capital lease obligations	41,452	37,015
Current portion of notes payable, net of discount	1,728,295	1,639,246

Total current liabilities	13,443,777	12,287,977
Deferred revenue, net of current portion	2,114,695	2,948,029
Capital lease obligations, net of current portion	105,616	121,617
Notes payable, net of current portion and discount	1,106,952	1,993,906
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2004 and December 31, 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 26,520,586 and 26,457,927 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	26,521	26,458
Additional paid-in-capital	228,834,480	229,080,380
Deferred stock-based compensation	(4,084,705)	(6,730,195)
Accumulated other comprehensive income	(34,583)	22,185
Deficit accumulated during the development stage	(147,673,823)	(118,477,033)

Total stockholders’ equity	77,067,890	103,921,795

Total liabilities and stockholders’ equity	$93,838,930	$121,273,324

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months Ended		For the Six Months Ended		Period from
	June 30,		June 30,		June 10, 1996 (Inception) to
	2004	2003	2004	2003	June 30, 2004
Revenues:
Product sales	$899,831	$708,425	$1,751,478	$1,364,810	$9,175,192
Research and development contracts	1,663,667	—	3,003,295	—	4,013,600

	2,563,498	708,425	4,754,773	1,364,810	13,188,792

Costs and expenses:
Cost of product sold	277,574	227,049	548,704	433,946	3,235,390
Research and development (excluding stock-based compensation expense of $535,183, $304,040, $1,151,131, $742,394 and $4,006,840, respectively)	12,461,672	11,218,657	27,086,108	17,569,894	115,805,778
Selling, general and administrative (excluding stock-based compensation expense of $586,839, $189,196, $1,182,745, $522,492 and $3,252,518, respectively)	2,046,850	970,048	4,282,128	1,901,571	22,120,877
Stock-based compensation expense	1,122,022	493,236	2,333,876	1,264,886	7,259,358

	15,908,118	12,908,990	34,250,816	21,170,297	148,421,403

Loss from operations	(13,344,620)	(12,200,565)	(29,496,043)	(19,805,487)	(135,232,611)
Interest income (expense), net	136,762	(35,550)	308,640	(8,254)	2,708,635

Loss before income taxes	(13,207,858)	(12,236,115)	(29,187,403)	(19,813,741)	(132,523,976)
Income taxes	2,511	8,320	9,387	10,635	70,184

Net loss	(13,210,369)	(12,244,435)	(29,196,790)	(19,824,376)	(132,594,160)
Accretion of mandatorily redeemable convertible preferred stock	—	(3,670,184)	—	(7,340,369)	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(39,935,388)

Net loss attributable to common stockholders	$(13,210,369)	$(15,914,619)	$(29,196,790)	$(27,164,745)	$(205,029,104)

Basic and diluted net loss per common share	$(0.50)	$(15.47)	$(1.10)	$(26.41)

Weighted average common shares outstanding	26,490,954	1,028,736	26,476,058	1,028,517

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	For the Six Months Ended		Period From
	June 30,		June 10, 1996 (Inception) to
	2004	2003	June 30, 2004
Cash Flows From Operating Activities:
Net loss	$(29,196,790)	$(19,824,376)	$(132,594,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,328	208,688	1,251,563
Amortization of deferred stock-based compensation	2,333,876	1,264,886	7,259,358
Amortization of debt discount	68,808	68,807	217,238
Amortization of investment premium	454,147	14,150	692,997
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	363	11,951	34,672
Changes in operating assets and liabilities:
Trade accounts receivable	(40,766)	176,806	(531,229)
Research and development contract amounts	(622,000)	—	(1,247,000)
Inventories	44,656	54,746	(679,626)
Prepaid expenses, accrued interest and other assets	253,095	(137,636)	(2,050,644)
Accounts payable	1,505,338	2,172,053	8,491,351
Deferred revenue	(833,334)	—	2,781,362
Accrued liabilities	(376,983)	(251,364)	732,923

Net cash used in operating activities	(26,170,262)	(16,241,289)	(114,477,966)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(928,295)	(79,267)	(3,364,851)
Proceeds from sale of property and equipment	—	3,457	332,473
Purchases of investments	(60,684,872)	(7,202,794)	(384,028,283)
Proceeds from maturities of short-term investments	58,209,420	18,894,475	311,584,020

Net cash (used in) provided by investing activities	(3,403,747)	11,615,871	(75,476,641)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	127,151,604
Proceeds from issuance of common stock, net of issuance costs	65,774	5,468	73,616,987
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(866,713)	(266,269)	(2,208,332)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(20,445)	(13,876)	(77,337)

Net cash (used in) provided by financing activities	(821,384)	(274,677)	203,813,310

Effect of exchange rates on cash	(10,441)	140,630	73,184
Net (decrease) increase in cash and cash equivalents	(30,405,834)	(4,759,465)	13,931,887
Cash and cash equivalents, beginning of period	44,337,721	6,993,146	—

Cash and cash equivalents, end of period	$13,931,887	$2,233,681	$13,931,887

			Cumulative
	For the Six Months Ended		Period From
	June 30,		June 10, 1996 (Inception) to
	2004	2003	June 30, 2004
Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$8,881	—	$220,850
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688,153
Deferred research and development contract revenue due within one year	—	—	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2003, included in the Annual Report on Form 10-K of Myogen Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 1, 2004.

     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of June 30, 2004 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 2: Liquidity

     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three and six months ended June 30, 2004, the Company incurred losses from operations of $13,344,620 and $29,496,043 and negative cash flows from operations of $26,170,262 for the six months ended June 30, 2004. For the years ended December 31, 2003, 2002 and 2001, the Company incurred losses from operations of $42,972,596, $28,815,118 and $17,770,643, respectively, and negative cash flows from operations of $31,706,160, $26,459,454 and $16,409,817, respectively. As of June 30, 2004, the Company had a deficit accumulated during the development stage of $147,673,823. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception to June 30, 2004, the Company raised $200,768,591 of net cash proceeds from the sale of equity securities.

     Based on current spending projections, management believes that the cash on hand will be sufficient to continue operations through the middle of 2005. However, failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives, which include the completion of development and commercialization of its product candidates and the continuation of its research and development programs. Management plans on raising additional financing to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Note 3: Inventory Components

	June 30,	December 31,
	2004	2003
Finished products	$179,260	$207,262
Raw materials	500,366	517,020

Total inventories	$679,626	$724,282

Note 4: Comprehensive Loss

     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(13,210,369)	$(12,244,435)	$(29,196,790)	$(19,824,376)
Change in unrealized gain (loss) on investments available for sale	(63,438)	(99,118)	(51,035)	(64,630)
Foreign currency translation adjustment	(1,383)	(148,855)	(5,733)	62,069

Total comprehensive loss	$(13,275,190)	$(12,492,408)	$(29,253,558)	$(19,826,937)

Note 5: Revenue Recognition

     Myogen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104). The Company considers this methodology to be the most appropriate for its business model and current revenue streams.

   Product Sales

     Sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, the Company does not allow product returns.

   Research and development contracts

     Myogen may enter into collaborative agreements with pharmaceutical companies where the other party receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable funding of research and development efforts, licensing fees, payments based on achievement of certain milestones, and royalties on product sales.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases are at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

     Milestone payments based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the earnings process is complete and the payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

     Revenue from research funding is recognized when the services are performed in order to match revenues to expenses incurred and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.

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

     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in net loss attributable to common stockholders are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Common stock related to options	1,981,101	1,905,751	2,181,372	1,878,850
Warrants	6,463	35,668	13,991	30,933
Convertible preferred stock	—	160,721	—	160,721
Mandatorily redeemable convertible preferred stock	—	13,625,321	—	13,625,321

Total	1,987,564	15,727,461	2,195,363	15,695,825

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

Note 7: Stock-Based Compensation

     The Company measures compensation expense to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting For Stock Issued to Employees (“APB 25”) and provides pro forma disclosures of net loss as if the fair value based method was applied as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, the Company does not recognize compensation expense for options granted to employees when the exercise price equals or exceeds the fair value of common stock as of the grant date. Stock-based awards to consultants are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(13,210,369)	$(15,914,619)	$(29,196,790)	$(27,164,745)
Add: Total stock-based employee compensation expense included in reported net loss	1,122,216	343,021	2,281,889	936,437
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,558,056)	(290,331)	(2,950,823)	(872,751)

Pro forma net loss	$(13,646,209)	$(15,861,929)	$(29,865,724)	$(27,101,059)

Pro forma basic and diluted net loss per common share	$(0.52)	$(15.41)	$(1.13)	$(26.35)

Basic and diluted net loss per common share, as reported	$(0.50)	$(15.47)	$(1.10)	$(26.41)

Note 8: Accounts Payable

     Accounts payable are comprised of the following:

	June 30,	December 31,
	2004	2003
Trade	$187,706	$679,827
Research and development	8,588,079	6,510,549
Related party	258,814	404,559

	$9,034,599	$7,594,935

Note 9: Commitments and Contingencies

     In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of distributors of its marketed product, indemnities to its lenders and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees does not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and in accordance with SFAS No. 5, Accounting for Contingencies. No such losses have been recorded to date.

Note 10: Business Segments

     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to June 30, 2004 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product sales:
Germany	$201,680	$179,188	$391,351	$335,451
Netherlands	245,393	208,896	487,616	380,531
United Kingdom	232,027	113,147	379,756	234,291
Italy	120,990	129,283	300,871	228,578
France	87,205	68,442	167,472	167,603
Other	12,536	9,469	24,412	18,356

	$899,831	$708,425	$1,751,478	$1,364,810

	June 30,	December 31,
	2004	2003
Property and equipment, net:
United States	$1,941,301	$1,234,685
Europe	57,907	69,343

	$1,999,208	$1,304,028

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results, such as statements of our plans, objectives, expectations, beliefs, assumptions and intentions. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” other cautionary statements included in this report and in our Form 10-K for the year ended December 31, 2003 and in Myogen’s other periodic reports on Form 10-Q and Form 8-K. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

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

     We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of chronic heart failure, ambrisentan for the treatment of pulmonary arterial hypertension (PAH) and darusentan for the treatment of resistant hypertension. We are evaluating enoximone capsules in three Phase III trials and we completed one other Phase III trial, in February 2004. In May, we announced the completion of enrollment of 1,800 patients in ESSENTIAL I & II. The trials will continue until there have been a total of 956 primary endpoint events (cardiovascular hospitalization or all-cause mortality). We expect that this specified number of events will have occurred by the end of 2004. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials, ARIES-1 and -2, in January 2004. Our goal is to complete enrollment in these two trials by the end of the first half of 2005. This timing is increasingly uncertain due to a number of factors, including the declining numbers of patients with PAH who are treatment naïve seen at clinical trial sites and competing on-going trials. We are committing additional resources in an effort to accelerate patient enrollment in order to increase the likelihood of completing enrollment in the expected time frame. In July 2004, we announced the initiation of a Phase IIb clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. All three of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies. In addition, we currently market an intravenous (i.v.) formulation of enoximone, Perfan I.V., for the treatment of acute decompensated heart failure in eight countries in Europe.

     On March 25, 2004, we announced preliminary results of EMOTE, a non-pivotal Phase III study of enoximone capsules in 201 patients with the most advanced stages of chronic heart failure who are dependent on i.v. inotrope therapy. The study was designed to evaluate enoximone capsules as effective treatment to wean patients off of i.v. inotrope therapy and potentially support the two ongoing Phase III pivotal studies, ESSENTIAL I & II. Analysis of the primary endpoint, wean success at 30 days, demonstrated a wean success rate of 61% in the enoximone-treated group and 51% in the placebo-treated group. This difference did not reach statistical significance. The key secondary endpoints, which also evaluated wean from i.v. inotrope therapy, but over time rather than at a fixed 30-day time point, were achieved, demonstrating a therapeutic benefit over periods of 60, 90 and 120 days of treatment with enoximone. The safety results demonstrated no statistical difference in serious adverse events or mortality between the groups receiving placebo or enoximone capsules. Additional results will be presented at the 8th

Annual Scientific Meeting of the Heart Failure Society of America on September 15, 2004 in Toronto, Canada.

     Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure. In October 2003, to further advance our discovery research program, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for license payments and a commitment to fund our research, Novartis has an exclusive right to license drug targets and compounds developed through the collaboration.

     We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $147.7 million as of June 30, 2004. We incurred operating losses of $13.3 million, $29.5 million, $12.2 million, and $19.8 million for the three and six months ended June 30, 2004 and 2003, respectively and $43.0 million, $28.8 million and $17.8 million for the years 2003, 2002 and 2001, respectively. Our research and development expenses have historically been much higher than our revenues. Based on current spending projections, we anticipate that our current cash, cash equivalents and short-term and long-term investments will be sufficient to fund our operations for through the middle of 2005. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to June 30, 2004, we have incurred expenses of approximately $63.8 million, $26.5 million and $7.8 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenues

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues:
Product sales	$900	$708
Research and development contracts	1,664	—

	$2,564	$708

     Product sales

     Product sales were derived from sales of Perfan I.V. in Europe. During the period, we had an increase of approximately 17% in sales volume. Approximately $80,000 of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. We do not anticipate significant future growth in Perfan I.V. sales.

     Research and development contracts revenue

     Research and development contracts revenues for the three months ended June 30, 2004 were related to the research collaboration with Novartis entered into in October 2003; therefore, there was no corresponding revenue in the prior period. The research and development revenue for the three months ended June 30, 2004 consists of license revenue totaling $417,000 and research support funding of $1.2 million. The license revenue reflects the non-refundable upfront payment from Novartis, which is being recognized ratably over three years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

Costs and Expenses

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Costs and expenses:
Cost of product sold	$277	$227
Research and development (excluding stock-based compensation)	12,462	11,219
Selling, general and administrative (excluding stock-based compensation expense)	2,047	970
Stock-based compensation	1,122	493

	$15,908	$12,909

     Cost of Product Sold

     The cost of product sold for Perfan I.V. increased slightly in the three months ended June 30, 2004 as compared to the same period in 2003 due to the increased number of units sold. The cost of Perfan I.V. sold as a percentage of product sales was 31% and 32% for the three months ended June 30, 2004 and 2003, respectively.

     Research and Development

     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Development
Enoximone capsules	$5,758	$3,906
Ambrisentan	4,026	1,532
Darusentan	1,463	—

Total development	11,247	5,438
License fees
Enoximone	—	—
Ambrisentan	—	—
Darusentan	—	5,000
Other	—	—

Total license fees	—	5,000
Discovery research	1,215	781

Total research and development	$12,462	$11,219

     The increase in development costs for enoximone capsules in the three months ended June 30, 2004 as compared to the same period in 2003 was primarily due to the following:

•	$1.5 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials; and

•	$170,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

     The increase in development costs for ambrisentan in the three months ended June 30, 2004 as compared to the same period in 2003 was primarily related to:

•	$2.1 million increase in expenses due to the cost of initiating our two Phase III ARIES trials and the related extension study;

•	$850,000 increase in expenses related to work on developing the commercial manufacturing process for ambrisentan; and

•	$210,000 increase in internal expenses associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $750,000 decrease related to the conclusion of our Phase II PAH trial in September 2003.

     The increase in development costs for darusentan in the three months ended June 30, 2004 as compared to the same period in 2003 was related to costs for preparations to initiate the Phase IIb clinical trial:

•	$1.1 million increase in expenses due to the cost of initiating our Phase IIb trial;

•	$125,000 increase in expenses related to analytical and regulatory work; and

•	$150,000 increase in internal expenses associated with the management of the darusentan trials, primarily due to an increase in the number of employees.

     In the three months ended June 30, 2003, the $5 million license fee was attributable to the in-licensing of darusentan.

     Discovery research expenses increased primarily due to increased staffing costs related to our collaborative research program with Novartis in the three months ended June 30, 2004 as compared to the same period in 2003 which was prior to the initiation of the Novartis collaboration.

     Selling, General and Administrative

     The $1.1 million increase in selling, general and administrative expense for the three months ending June 30, 2004 as compared to the same period in 2003 primarily relates to a $460,000 increase in insurance and professional service costs related to becoming a public company, an increase of $275,000 related to increased staffing and related recruiting costs and $120,000 in increased costs related to our German subsidiary primarily due to timing of annual expenditures and an unfavorable change in the euro exchange rate.

     Stock-Based Compensation

     Stock-based compensation expenses increased due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Research and development	$535	$304
Selling, general and administrative	587	189

	$1,122	$493

     Interest Income, Net

     Interest income net of interest expense was $137,000 and ($36,000) for the three months ended June 30, 2004 and 2003, respectively. Interest income was $256,000 and $119,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in interest income in 2004 relates to the increased investment balance in 2004. Interest expense declined to $119,000 from $155,000 for the three months ended June 30, 2004 and 2003, respectively, as a result of the pay down of our notes payable.

     Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $3.7 million for the three months ended June 30, 2003, and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. There is no corresponding expense in 2004 because all shares of the Series A, C and D mandatorily redeemable convertible preferred stock converted into common stock upon our initial public offering on November 4, 2003.

Six Months Ended June 30, 2004 and 2003

Revenues

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues:
Product sales	$1,752	$1,365
Research and development contracts	3,003	—

	$4,755	$1,365

     Product sales

     Product sales were derived from sales of Perfan I.V. in Europe. We had an increase of approximately 19% in sales volume, partially offset by a 4% decrease in the average selling price. Approximately $170,000 of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. We do not anticipate significant future growth in Perfan I.V. sales.

     Research and development contracts revenue

     Research and development contracts revenues for the six months ended June 30, 2004 were related to the research collaboration with Novartis entered into in October 2003; therefore, there was no corresponding revenue in the prior period. The research and development revenue for the six months ended June 30, 2004 consists of license revenue totaling $833,000 and research support funding of $2.2 million, respectively. The license revenue reflects the non-refundable upfront payment from Novartis, which is being recognized ratably over three years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

Costs and Expenses

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Costs and expenses:
Cost of product sold	$549	$434
Research and development (excluding stock-based compensation)	27,086	17,570
Selling, general and administrative (excluding stock-based compensation expense)	4,282	1,901
Stock-based compensation	2,334	1,265

	$34,251	$21,170

     Cost of Product Sold

     The cost of product sold for Perfan I.V. increased slightly in the six months ended June 30, 2004 as compared to the same period in 2003 due to the increased number of units sold. The cost of Perfan I.V. sold as a percentage of product sales was 31% and 32% for the six months ended June 30, 2004 and 2003, respectively.

     Research and Development

     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Development
Enoximone capsules	$12,866	$8,268
Ambrisentan	7,748	2,667
Darusentan	2,704	—

Total development	23,318	10,935
License fees
Enoximone	—	—
Ambrisentan	1,500	—
Darusentan	—	5,000
Other	108	—

Total license fees	1,608	5,000
Discovery research	2,160	1,635

Total research and development	$27,086	$17,570

     The increase in development costs for enoximone capsules in the six months ended June 30, 2004 as compared to the same period in 2003 was primarily due to the following:

•	$3.4 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$410,000 increase in costs associated with stability testing;

•	$200,000 increase in costs associated with producing clinical trial materials for the ESSENTIAL trials; and

•	$540,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

     The increase in development costs for ambrisentan in the six months ended June 30, 2004 as compared to the same period in 2003 was primarily related to:

•	$4.2 million increase in expenses due to the cost of initiating our two Phase III ARIES trials and the related extension study;

•	$1.2 million increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$360,000 increase in expenses due to the extension study associated with our Phase II PAH trial; and

•	$465,000 increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.

     These increases were partially offset by a $1.1 million decrease related to the conclusion of our Phase II PAH trial in September 2003.

     There were no development costs for darusentan in the six months ended June 30, 2003. The development costs for darusentan in the six months ended June 30, 2004 were related to costs for preparations to initiate the Phase IIb clinical trial:

•	$1.9 million in expenses incurred from clinical research organizations for start-up activities;

•	$300,000 in consulting costs;

•	$210,000 in expenses related to analytical and regulatory work; and

•	$300,000 in internal expenses associated with the management of the darusentan trials primarily due to an increase in the number of employees.

     In the six months ended June 30, 2004, the license fees were primarily attributable to the initiation of the ambrisentan Phase III trials totaling $1.5 million. In the six months ended June 30, 2003, the $5 million license fee was attributable to the in-licensing of darusentan.

     Discovery research expenses increased due to increased staffing in the six months ended June 30, 2004 as compared to the same period in 2003.

     Selling, General and Administrative

     The $2.4 million increase in selling, general and administrative expense for the six months ending June 30, 2004 as compared to the same period in 2003 primarily relates to a $930,000 increase in insurance and professional service costs related to becoming a public company, an increase of $555,000 related to increased staffing and related recruiting costs, $220,000 in increased costs related to our German subsidiary primarily due to timing of annual expenditures and an unfavorable change in the euro exchange rate, an increase of $90,000 in market research costs and an increase of $80,000 in consulting costs.

     Stock-Based Compensation

     Stock-based compensation expenses increased due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Research and development	$1,151	$742
Selling, general and administrative	1,183	523

	$2,334	$1,265

     Interest Income, Net

     Interest income net of interest expense was $309,000 and ($8,000) for the six months ended June 30, 2004 and 2003, respectively. Interest income was $559,000 and $266,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest income in 2004 relates to the increased investment balance for the first half of 2004. Interest expense declined to $250,000 from $274,000 for the six months ended June 30, 2004 and 2003, respectively, as a result of the pay down of our notes payable.

     Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $7.3 million for the six months ended June 30, 2003, and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. There is no corresponding expense in

2004 due to the conversion of all shares of the Series A, C and D mandatorily redeemable convertible preferred stock into common stock on November 4, 2003.

Liquidity and Capital Resources

     From our inception on June 10, 1996 to June 30, 2004, we primarily funded our operations with $200.8 million (net of issuance costs) from private equity financings and our initial public offering, $9.2 million from sales of Perfan I.V., $5.5 million related to a research and development contract, $5.3 million from term loans and $2.7 million from net interest income earned on cash equivalents and short- and long-term investments. Cash, cash equivalents and investments were $85.8 million and $114.3 million at June 30, 2004 and December 31, 2003, respectively. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. In addition, on November 7, 2003 we completed our initial public offering, raising net proceeds of $73.3 million. Our cash outflows through the middle of 2005 are expected to consist primarily of external expenses related to our research and development programs and payroll costs. We believe our cash is sufficient to meet these needs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. Based on current spending, we believe that our cash, cash equivalents and investment balance, together with the proceeds of the Novartis collaboration, will allow us to fund our future working capital and capital expenditures through the middle of 2005. We intend to pursue potential additional collaborations and future equity offerings. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     At June 30, 2004, we had approximately $2.0 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements, and we expect our spending on capital assets to grow in future years.

     Operating activities resulted in net cash outflows of $26.2 million and $16.2 million for the six months ended June 30, 2004 and 2003, respectively. The cumulative net cash outflow from operating activities from our inception to June 30, 2004 was $114.5 million. The use of cash in all periods was primarily a result of our losses from operations.

     Investing activities resulted in net cash outflows of $3.4 million and a net cash inflow of $11.6 million for the six months ended June 30, 2004 and 2003, respectively. The net cash outflow for the six months ended June 30, 2004 resulted from $928,000 in capital asset expenditures and $60.7 million in purchases of short-term and long-term investments offset by $58.2 million in proceeds related to the maturity of short-term investments. The net cash inflow for the six months ended June 30, 2003 resulted from $79,000 in capital asset expenditures and $7.2 million in purchases of short-term investments offset by $18.9 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to June 30, 2004 resulted in net cash outflows of $75.5 million, with $3.4 million in net capital asset expenditures offset by $332,000 in proceeds from the sale of property and equipment and $384.0 million in purchases of short-term and long-term investments offset by $311.6 million in proceeds from the maturity of short-term investments.

     Financing activities resulted in net cash outflows of $821,000 and $275,000 for the six months ended June 30, 2004 and 2003, respectively. Financing activities for the six months ended June 30, 2004 and 2003 consisted primarily of payments of $867,000 and $266,000 on our term loan, respectively. Cumulative financing activities from our inception to June 30, 2004 resulted in net cash inflows of $203.8 million, primarily related to the issuance of our Series A, C and D preferred stock, the sale of shares of our common stock in our initial public offering and borrowings under our term loans.

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

     Total operating lease expense for the six months ended June 30, 2004 and 2003 was approximately $270,000 and $200,000, respectively. We have future payment commitments for operating leases of approximately $1.3 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination, and therefore the extent of the future commitments cannot be meaningfully quantified.

     Based on current spending projections, we anticipate that our current cash, cash equivalents and short-term and long-term investments will be sufficient to fund our operations through the middle of 2005. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     Product Sales. Sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, the Company does not allow product returns.

     Research and development contracts. We may enter into collaborative agreements with pharmaceutical companies where the other party generally receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator or through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable licensing fees, funding of research and development efforts, payments based on achievement of certain milestones, and royalties on product sales.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed, and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases are at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

     Milestone payments, based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract, are recognized as earned when the earnings process is complete and the payment is reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

     Valuation of equity instruments. We record compensation expense related to options issued to consultants and options issued to, or common stock sold to, employees at less than the fair value. As a result, we have recorded deferred stock-based compensation expense that represents, in the case of employees, the difference between the option exercise price and the fair value of our common stock. In the case of consultants, deferred stock-based compensation represents the fair value of the options granted, computed using the Black-Scholes option-pricing model. These expenses are based on the fair value of the options and common stock. Because there has been no public market for our common stock until recently, we have estimated the fair value of these equity instruments using various valuation methods. Subsequent to our initial public offering on October 30, 2003, we estimate the fair value of these equity instruments using the value for our common stock that the public market establishes. Deferred stock-based compensation for employees is recognized over the remaining vesting period of the related option. Deferred stock-based compensation related to consultants is recognized over the vesting period of the related option and the amount recognized is subject to change based on changes in the fair value of our common stock. We recognize stock-based compensation using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28).

     Accounting for income taxes. We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.We record full valuation allowances against our net deferred tax asset balances, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RISK FACTORS

Set forth below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2003 and in Myogen’s other periodic reports on Form 10-Q and Form 8-K, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies and expanding our discovery research programs. In 2004, this rate of cash consumption would have been increased by an average of $0.4 million per month had research and development funding not been received. In the first half of 2004, our operations consumed approximately $4.4 million of cash per month, compared to approximately $2.6 million of cash per month in calendar 2003. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we expect that our existing capital resources will be sufficient to fund our operations through the middle of 2005. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

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

     We do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers. In particular, a number of factors may decrease the pace of enrollment in our Phase III ARIES trials of ambrisentan in pulmonary arterial hypertension (PAH) below what we have projected. These factors include the inclusion of placebo control groups, which may decrease the pace of enrollment compared to our Phase II trial; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan in substantially similar PAH patient populations; the potential presentation of results of a Phase IV trial being conducted by Pfizer Inc of sildenafil (Viagra) for the treatment of pulmonary arterial hypertension which, if positive, may result in physicians prescribing sildenafil to significantly more patients, which would further reduce the pool of patients eligible for enrollment in our ARIES trials; and the expected Phase IV trial of bosentan in PAH patients with Class II symptoms to be conducted by Actelion, Inc. We have recently committed additional resources to the ARIES trials in an attempt to increase the likelihood of completing enrollment in our expected time frame. These efforts may not be successful in increasing or maintaining the current enrollment rates. As a result of all of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. In addition, two of our current clinical trials for enoximone capsules are designed to continue until a pre-specified number of events have occurred to the patients enrolled. Trials such as these are subject to delays stemming from patient withdrawal and from lower than expected event rates, in addition to the risk of slower than anticipated patient enrollment. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

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

     Clinical trials with type-III phosphodiesterase, or PDE-III, inhibitors, including enoximone capsules, have shown that at certain doses these compounds can increase the risk of mortality in specific patient populations. In studies of enoximone capsules administered at doses of 100 to 300 milligrams three times a day, some patients experienced abnormal rhythms in the beating of the heart. In one Phase II placebo-controlled trial involving 151 patients administered placebo capsules or enoximone capsules at 100 milligrams three times a day, there was a statistically significant increase in the mortality rate in the group of patients receiving enoximone capsules compared to the group of patients receiving placebo capsules: 36% of the patients treated with enoximone capsules died during the evaluation period versus 23% of the patients treated with placebo. We are testing enoximone capsules administered at doses of 25 and 50 milligrams three times a day. The preliminary results of the EMOTE trial announced in March 2004 demonstrated a six-month mortality rate of 38% for the group of patients receiving enoximone and 31% for the group of patients receiving placebo. Although the difference in the mortality rates between these two groups did not achieve statistical significance, we cannot assure you that increased mortality will not occur at these lower doses in our larger pivotal clinical trials or in commercial usage after approval. If we are unable to clearly demonstrate that mortality is not increased by enoximone capsules at these lower doses, we are not likely to receive regulatory approval to market enoximone capsules.

Due to our reliance on contract research organizations and other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

     We rely primarily on third parties to conduct our clinical trials, including the EMOTE, ESSENTIAL and ARIES trials, as well as the clinical trials for darusentan. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in October 2003 through August 3, 2004, our average daily trading volume has been 181,442 shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders; and

•	terms of potential financings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, long-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

     We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 18 months and the average duration of the issues in the portfolio is less than nine months.

     As of June 30, 2004, we had an investment portfolio of short-term and long-term investments in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts of $71.9 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the second quarter of 2004, we implemented new accounting software as a result of our growing complexity and the requirements of being a public company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On October 29, 2003, the Registration Statement on Form S-1 (Reg. No. 333-108301) (the “Registration Statement”) we filed to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.

We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of June 30, 2004, the $73.3 million of net proceeds remained available and were primarily invested in short-term marketable securities.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2004, the Company held an Annual Meeting of Stockholders. At the meeting, the stockholders voted on a proposals to elect directors to serve for the ensuing year and until their successors are elected and to ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2004.

The voting results on the two matters are set forth below:

1.	Proposal to elect directors to serve for the ensuing year and until their successors are elected:

Director	For	Against	Abstain
J. William Freytag	17,266,028	—	—
Michael R. Bristow	17,257,278	—	8,750
Kirk K. Calhoun	17,266,028	—	—
Jerry T. Jackson	17,265,028	—	1,000
Daniel J. Mitchell	17,266,028	—	—
Arnold L. Oronsky	17,266,028	—	—
Andrew H. Schiff	17,266,028	—	—
Sigrid Van Bladel	17,245,628	—	20,400

2.	Proposal to ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2004: 17,266,028 For, none Against or Abstain.

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.33	2003 Employee Stock Purchase Plan Offering

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

(b) Reports on Form 8-K.

     1. On April 30, 2004, the Company filed a current report on Form 8-K entitled, “Myogen Reports 2004 First Quarter Results.”

     2. On May 25, 2004, the Company filed a current report on Form 8-K entitled “Ambrisentan Phase II Results Presented at ATS 2004.”

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004	MYOGEN, INC.
/s/ Joseph L. Turner
Joseph L. Turner
Senior Vice President, Finance and Administration and Chief Financial Officer

Exhibit No.	Description
10.33	2003 Employee Stock Purchase Plan Offering

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.