Form 10-Q
period 2004-09-30
MYOGEN INC
filed 2004-11-10
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number
000-50438

Myogen, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	84-1348020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [  ]    No [X]

     As of November 8, 2004 there were 35,730,581 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 37 pages.

MYOGEN, INC.
FORM 10-Q

INDEX

Number	Page
PART I. Financial Information	3
ITEM 1. Consolidated Financial Statements (unaudited)	3
Consolidated Balance Sheets— As of September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations— For the Three Months and Nine Months Ended September 30, 2004 and 2003 and the Cumulative Period from June 10, 1996 (Inception) to September 30, 2004	4
Consolidated Statements of Cash Flows— For the Nine Months Ended September 30, 2004 and 2003 and the Cumulative Period from June 10, 1996 (Inception) to September 30, 2004	5
Notes to Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4. Controls and Procedures	34
PART II. Other Information	35
ITEM 1. Legal Proceedings	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3. Defaults Upon Senior Securities	35
ITEM 4. Submission of Matters to a Vote of Security Holders	35
ITEM 5. Other Information	35
ITEM 6. Exhibits	35
SIGNATURES	36
EXHIBIT INDEX	37
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$84,758,241	$44,337,721
Short-term investments	43,909,654	69,914,627
Accrued interest receivable	302,855	607,393
Trade accounts receivable	1,119,867	1,274,861
Research and development contract amounts due within one year	1,000,000	1,625,000
Inventories	360,910	724,282
Prepaid expenses and other current assets	1,224,118	1,434,174

Total current assets	132,675,645	119,918,058
Long-term investments	3,493,384	—
Property and equipment, net	2,280,294	1,304,028
Other assets	38,847	51,238

Total assets	$138,488,170	$121,273,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,153,377	$7,594,935
Accrued liabilities	1,135,858	1,350,114
Current portion of deferred revenue	1,666,667	1,666,667
Current portion of capital lease obligations	49,936	37,015
Current portion of notes payable, net of discount	1,774,479	1,639,246

Total current liabilities	13,780,317	12,287,977
Deferred revenue, net of current portion	1,698,029	2,948,029
Capital lease obligations, net of current portion	109,487	121,617
Notes payable, net of current portion and discount	645,661	1,993,906
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2004 and December 31, 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 35,722,358 and 26,457,927 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	35,722	26,458
Additional paid-in-capital	286,106,160	229,080,380
Deferred stock-based compensation	(3,207,096)	(6,730,195)
Accumulated other comprehensive (loss) income	(3,723)	22,185
Deficit accumulated during the development stage	(160,676,387)	(118,477,033)

Total stockholders’ equity	122,254,676	103,921,795

Total liabilities and stockholders’ equity	$138,488,170	$121,273,324

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months Ended		For the Nine Months Ended		Period from
	September 30,		September 30,		June 10, 1996
					(Inception) to
	2004	2003	2004	2003	September 30, 2004
Revenues:
Product sales	$783,235	$707,013	$2,534,713	$2,071,823	$9,958,427
Research and development contracts	1,666,667	—	4,669,962	—	5,680,267

	2,449,902	707,013	7,204,675	2,071,823	15,638,694

Costs and expenses:
Cost of product sold	239,917	220,192	788,621	654,138	3,475,307
Research and development (excluding stock-based compensation expense of $470,155, $501,467, $1,621,286, $1,243,861 and $4,476,995, respectively)	12,334,697	7,052,067	39,420,805	24,621,961	128,140,475
Selling, general and administrative (excluding stock-based compensation expense of $473,161, $339,949, $1,655,906, $862,441 and $3,725,679, respectively)	2,085,914	662,738	6,368,042	2,564,309	24,206,791
Stock-based compensation expense	943,316	841,416	3,277,192	2,106,302	8,202,674

	15,603,844	8,776,413	49,854,660	29,946,710	164,025,247

Loss from operations	(13,153,942)	(8,069,400)	(42,649,985)	(27,874,887)	(148,386,553)
Interest income (expense), net	156,412	(55,125)	465,052	(63,379)	2,865,047

Loss before income taxes	(12,997,530)	(8,124,525)	(42,184,933)	(27,938,266)	(145,521,506)
Income taxes	5,034	5,530	14,421	16,165	75,218

Net loss	(13,002,564)	(8,130,055)	(42,199,354)	(27,954,431)	(145,596,724)
Accretion of mandatorily redeemable convertible preferred stock	—	(4,243,618)	—	(11,583,987)	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(39,935,388)	—	(39,935,388)	(39,935,388)

Net loss attributable to common stockholders	$(13,002,564)	$(52,309,061)	$(42,199,354)	$(79,473,806)	$(218,031,668)

Basic and diluted net loss per common share	$(0.49)	$(50.29)	$(1.59)	$(76.99)

Weighted average common shares outstanding	26,623,208	1,040,108	26,525,466	1,032,200

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	For the Nine Months Ended		Period From
	September 30,		June 10, 1996
			(Inception) to
	2004	2003	September 30, 2004
Cash Flows From Operating Activities:
Net loss	$(42,199,354)	$(27,954,431)	$(145,596,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405,420	307,013	1,417,655
Amortization of deferred stock-based compensation	3,277,192	2,106,302	8,202,674
Amortization of debt discount	103,211	103,211	251,641
Amortization of investment premium	562,741	25,560	801,591
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	363	11,951	34,672
Changes in operating assets and liabilities:
Trade accounts receivable	137,895	88,667	(352,568)
Research and development contract amounts	625,000	—	—
Inventories	363,373	26,648	(360,909)
Prepaid expenses, accrued interest and other assets	517,974	(191,823)	(1,785,765)
Accounts payable	1,584,947	2,523,938	8,570,960
Deferred revenue	(1,250,001)	—	2,364,695
Accrued liabilities	(213,060)	79,277	896,846

Net cash used in operating activities	(36,084,299)	(22,873,687)	(124,392,003)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,350,076)	(144,511)	(3,786,632)
Proceeds from sale of property and equipment	—	317,921	332,473
Purchases of investments	(91,717,251)	(51,194,633)	(415,060,662)
Proceeds from maturities of short-term investments	113,639,420	34,945,379	367,014,020

Net cash provided by (used in) investing activities	20,572,093	(16,075,844)	(51,500,801)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	39,935,387	127,151,604
Proceeds from issuance of common stock, net of issuance costs	57,280,950	27,446	130,832,163
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(1,316,223)	(668,899)	(2,657,842)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(32,429)	(21,760)	(89,321)

Net cash provided by financing activities	55,932,298	39,272,174	260,566,992

Effect of exchange rates on cash	428	(76,744)	84,053
Net increase in cash and cash equivalents	40,420,520	245,899	84,758,241
Cash and cash equivalents, beginning of period	44,337,721	6,993,146	—

Cash and cash equivalents, end of period	$84,758,241	$7,239,045	$84,758,241

			Cumulative
	For the Nine Months Ended		Period From
	September 30,		June 10, 1996
			(Inception) to
	2004	2003	September 30, 2004
Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$33,220	72,609	$245,188
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688,153
Deferred research and development contract revenue due within one year	—	—	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2003, included in the Annual Report on Form 10-K of Myogen Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 1, 2004.

     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of September 30, 2004 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 2: Liquidity

     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three and nine months ended September 30, 2004, the Company incurred losses from operations of $13,153,942 and $42,649,985 and negative cash flows from operations of $36,084,299 for the nine months ended September 30, 2004. For the years ended December 31, 2003, 2002 and 2001, the Company incurred losses from operations of $42,972,596, $28,815,118 and $17,770,643, respectively, and negative cash flows from operations of $31,706,160, $26,459,454 and $16,409,817, respectively. As of September 30, 2004, the Company had a deficit accumulated during the development stage of $160,676,387. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for proceeds of $57,206,523, net of $2,793,462 in issuance costs. From Inception through September 30, 2004, the Company raised $257,983,767 of net cash proceeds from the sale of equity securities.

     Based on current spending projections, management believes that the current cash, cash equivalents and investment balances, which include the proceeds from our recently completed PIPE, together with the proceeds of the Novartis collaboration, will be sufficient to fund our operations at least through the end of 2005. However, failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives, which include the completion of development and commercialization of its product candidates and the continuation of its research and development programs. Management plans on raising additional financing to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Note 3: Inventory Components

	September 30,	December 31,
	2004	2003
Finished products	$314,560	$207,262
Raw materials	46,350	517,020

Total inventories	$360,910	$724,282

Note 4: Comprehensive Loss

     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(13,002,564)	$(8,130,055)	$(42,199,354)	$(27,954,431)
Change in unrealized gain (loss) on investments available for sale	26,742	18,811	(24,293)	(45,819)
Foreign currency translation adjustment	4,118	(218,313)	(1,615)	(156,244)

Total comprehensive loss	$(12,971,704)	$(8,329,557)	$(42,225,262)	$(28,156,494)

Note 5: Revenue Recognition

     Myogen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104). Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. The Company considers this methodology to be the most appropriate for its business model and current revenue streams.

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

   Research and development contracts

     Myogen may enter into collaborative agreements with pharmaceutical companies where the other party receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable funding of research and development efforts, licensing fees, payments based on achievement of certain milestones, and royalties on product sales. Myogen analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

     Milestone payments based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the earnings process is complete and the corresponding payment is reasonably assured. The Company evaluates whether milestone payments are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in net loss attributable to common stockholders are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Common stock related to options	1,391,683	2,335,450	2,125,530	2,101,530
Warrants	—	36,439	9,131	18,471
Convertible preferred stock	—	160,721	—	160,721
Mandatorily redeemable convertible preferred stock	—	15,775,519	—	14,347,285

Total	1,391,683	18,308,129	2,134,661	16,628,007

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

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(13,002,564)	$(52,309,061)	$(42,199,354)	$(79,473,806)
Add: Total stock-based employee compensation expense included in reported net loss	890,528	724,156	3,172,417	1,660,593
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,493,230)	(731,868)	(4,444,053)	(1,604,619)

Pro forma net loss	$(13,605,266)	$(52,316,773)	$(43,470,990)	$(79,417,832)

Pro forma basic and diluted net loss per common share	$(0.51)	$(50.30)	$(1.64)	$(76.94)

Basic and diluted net loss per common share, as reported	$(0.49)	$(50.29)	$(1.59)	$(76.99)

Note 8: Accounts Payable

     Accounts payable are comprised of the following:

	September 30,	December 31,
	2004	2003
Trade	$173,034	$679,827
Research and development	8,521,960	6,510,549
Related party	458,383	404,559

	$9,153,377	$7,594,935

Note 9: Commitments and Contingencies

     In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of distributors of its marketed product, indemnities to its lenders and certain shareholders and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees does not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and in accordance with SFAS No. 5, Accounting for Contingencies. No such losses have been recorded to date.

Note 10: Business Segments

     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to September 30, 2004 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product sales:
Germany	$218,698	$205,314	$610,049	$540,765
Netherlands	221,424	176,980	709,040	557,511
United Kingdom	163,416	144,090	543,172	378,381
Italy	94,362	90,495	395,233	319,073
France	73,159	80,357	240,631	247,960
Other	12,176	9,777	36,588	28,133

	$783,235	$707,013	$2,534,713	$2,071,823

	September 30,	December 31,
	2004	2003
Property and equipment, net:
United States	$2,226,533	$1,234,685
Europe	53,761	69,343

	$2,280,294	$1,304,028

Note 11: Equity Transaction

     On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued. The warrants have an exercise price per share of $7.80, with a five-year life and are fully vested and exercisable six months from the closing date. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as permanent equity and valued at fair value on the date of issuance. The fair value of the warrants at the grant date of $10,133,331 was determined using the Black-Scholes model.

Note 12: Subsequent Events

     On October 4, 2004, President Bush signed into law the Working Families Tax Relief Act of 2004 (2004 Act). Included as part of the 2004 Act is a provision that reinstates the research tax credit that expired on June 30, 2004. The reinstatement is retroactive to June 30, 2004 and the credit will be available through December 31, 2005. The Company is currently evaluating the impact of this reinstatement, which could have an impact on the Company’s research and development credit for the year ended December 31, 2004.

     Effective November 1, 2004, the lease for the Company’s office and laboratory space was amended to extend the lease term to October 31, 2008, add an additional 2,025 square feet of office space and lower the rent per square foot, resulting in a net increase in payments of approximately $500,000 over the amended lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results, such as statements of our plans, objectives, expectations, beliefs, assumptions and intentions. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” other cautionary statements included in this report, in our Form 10-K for the year ended December 31, 2003 and in Myogen’s other periodic reports on Form 10-Q and Form 8-K. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

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

     We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of chronic heart failure, ambrisentan for the treatment of pulmonary arterial hypertension (PAH) and darusentan for the treatment of resistant systolic hypertension. All three of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies. In addition, we currently market an intravenous (i.v.) formulation of enoximone, Perfan I.V., for the treatment of acute decompensated heart failure in eight countries in Europe. We are evaluating enoximone capsules in three Phase III trials, and we completed one other Phase III trial in February 2004. In May, we announced the completion of enrollment of 1,800 patients for two of the trials, with patient treatment to continue until 956 patients have had a primary endpoint event (cardiovascular hospitalization or all-cause mortality). We expect patient treatment in both trials will be completed by the end of this year. At that time, the mean patient treatment period will exceed 18 months. We expect to report preliminary top-line results mid-year 2005. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials, ARIES-1 and -2, in January 2004. Our goal is to complete patient enrollment in the ARIES trials by the end of the first half of 2005. We announced in August 2004 that we added additional resources to aid enrollment in the trials. Early indications suggest that these initiatives to accelerate enrollment to meet this target are having a positive effect, although several additional months will be required to draw definitive conclusions on the degree of impact. In addition, we expect to report preliminary results of the trials approximately six months following the completion of patient enrollment. In July 2004, we announced the initiation of patient enrollment in a Phase IIb clinical trial designed to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. Enrollment in the 105 patient trial is progressing in line with our expectations. We currently expect the trial to be completed mid-year 2005.

     On March 25, 2004, we announced preliminary results of EMOTE, a non-pivotal Phase III study of enoximone capsules in 201 patients with the most advanced stages of chronic heart failure who are dependent on i.v. inotrope therapy. The study was designed to evaluate enoximone capsules as effective treatment to wean patients off of i.v. inotrope therapy. Analysis of the primary endpoint, wean success at 30 days, demonstrated a wean success rate of 61% in the enoximone-treated group and 51% in the placebo-treated group. This difference did not reach statistical significance. The key secondary endpoints, which also evaluated wean from i.v. inotrope therapy, but over time, rather than at a fixed 30-day time point, were achieved, demonstrating a therapeutic benefit over periods of 45, 60 and 90 days of treatment with enoximone. The safety results demonstrated no statistical difference in serious adverse events or mortality between the groups receiving placebo or enoximone capsules. Additional detailed results were presented at the 8th Annual Scientific Meeting of the Heart Failure Society of America on September 15, 2004 in Toronto, Canada.

     Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure. In October 2003, to advance our discovery research program, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for license payments and a commitment to fund our research, Novartis has an exclusive right to license drug targets and compounds developed through the collaboration.

     We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $160.7 million as of September 30, 2004. We incurred operating losses of $13.2 million and $8.1 million for the three months ended September 30, 2004 and 2003, respectively, $42.6 million and $27.9 million for the nine months ended September 30, 2004 and 2003, respectively, and $43.0 million, $28.8 million and $17.8 million for the years 2003, 2002 and 2001, respectively. Our research and development expenses have historically been much higher than our revenues. Based on current spending projections, we anticipate that our current cash, cash equivalents and investments, which includes the proceeds from our recently completed PIPE, together with the proceeds of the Novartis collaboration, will be sufficient to fund our operations through at least the end of 2005. However, our forecast of the period of time through which our financial resources will be adequate to fund our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis, or other aspects of our operations.

     On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for total proceeds of $57.2 million, net of $2.8 million in issuance costs. The warrants have an exercise price per share of $7.80, with a five-year life and are fully vested and exercisable six months from the closing date.

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

     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to September 30, 2004, we have incurred expenses of approximately $70.0 million, $30.5 million and $8.5 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues:
Product sales	$783	$707
Research and development contracts	1,667	—

	$2,450	$707

     Product sales

     Product sales were derived from sales of Perfan I.V. in Europe. Unit sales were consistent in both periods. Most of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. We do not anticipate significant future growth in Perfan I.V. sales.

     Research and development contracts revenue

     Research and development contracts revenues for the three months ended September 30, 2004 were related to the research collaboration with Novartis initiated in October 2003; therefore, there were no corresponding revenues in the prior period. The research and development revenue for the three months ended September 30, 2004 consists of license revenue totaling $417,000 and research support funding of $1.25 million. The license revenue reflects the non-refundable upfront payment from Novartis, which is being recognized ratably over three years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

Costs and Expenses

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Costs and expenses:
Cost of product sold	$240	$220
Research and development (excluding stock-based compensation expense)	12,335	7,052
Selling, general and administrative (excluding stock-based compensation expense)	2,086	663
Stock-based compensation expense	943	841

	$15,604	$8,776

     Cost of Product Sold

     The cost of product sold for Perfan I.V. increased slightly in the three months ended September 30, 2004 compared to the same period in 2003, consistent with the increase in product sales. The cost of

Perfan I.V. sold as a percentage of product sales was 31% for both the three months ended September 30, 2004 and 2003.

     Research and Development

     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Development
Enoximone capsules	$6,213	$4,720
Ambrisentan	3,997	1,693
Darusentan	749	—

Total development	10,959	6,413
License fees
Enoximone	—	—
Ambrisentan	—	—
Darusentan	—	—
Other	—	—

Total license fees	—	—
Discovery research	1,376	639

Total research and development	$12,335	$7,052

     The increase in development costs for enoximone capsules in the three months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the following:

•	$1.1 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$470,000 increase related to enoximone raw material costs expensed for expected use in manufacturing development and analytical testing; and

•	$135,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $310,000 decrease related to manufacturing process optimization and development.

     The increase in development costs for ambrisentan in the three months ended September 30, 2004 compared to the same period in 2003 was primarily related to:

•	$2.1 million increase in expenses due to the cost of initiating our two Phase III ARIES trials and the related extension study;

•	$610,000 increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$135,000 increase in preclinical toxicology work related to ambrisentan; and

•	$100,000 increase in internal expenses associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $620,000 decrease related to the conclusion of our Phase II PAH trial in September 2003.

     The increase in development costs for darusentan in the three months ended September 30, 2004 as compared to the same period in 2003 was related to the Phase IIb clinical trial, including $660,000 in external costs and a $75,000 increase in internal expenses, primarily due to an increase in the number of employees.

     In the third quarter of 2003, discovery research expenses were reduced by $140,000 of SBIR funding. There was no corresponding funding in the third quarter 2004. In addition, we increased staffing costs related to our collaborative research program with Novartis in the three months ended September 30, 2004 as compared to the same period in 2003 which was prior to the initiation of the Novartis collaboration.

     Selling, General and Administrative

     The $1.4 million increase in selling, general and administrative expense for the three months ended September 30, 2004 as compared to the same period in 2003 primarily relates to a $500,000 increase in insurance and professional service costs related to being a public company, an increase of $480,000 related to increased staffing and related recruiting costs, a $110,000 increase related to facility and office maintenance costs related to increased space and staffing, $95,000 related to increased marketing costs and a $60,000 increase related to conferences and consulting work.

     Stock-Based Compensation

     Stock-based compensation expenses increased due to the options granted to employees in the third quarter of 2003 with exercise prices below the fair market value. The Company recorded a full period of amortization of deferred compensation expense on these options in 2004, as compared to only a partial period in 2003. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Research and development	$470	$501
Selling, general and administrative	473	340

	$943	$841

     Interest Income, Net

     Interest income net of interest expense was $156,000 and ($55,000) for the three months ended September 30, 2004 and 2003, respectively. Interest income was $266,000 and $95,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in interest income in 2004 relates to the increased investment balance in 2004 as a result of the funds raised in our October 2003 initial public offering. Interest expense declined to $110,000 from $150,000 for the three months ended September 30, 2004 and 2003, respectively, as a result of the reduced balance remaining on our term loan.

     Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $4.2 million for the three months ended September 30, 2003, and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. There is no corresponding expense in 2004 because all shares of the Series A, C and D mandatorily redeemable convertible preferred stock converted into common stock upon the completion of our initial public offering on November 4, 2003.

     Deemed Dividend

     On August 27, 2003, we issued 29,090,908 shares of Series D preferred stock at a price of $1.375 per share and received net proceeds of $39.9 million. As a result, we recorded a beneficial conversion charge of approximately $39.9 million, which was calculated as the difference between the offering price and the fair value of the underlying common stock and limited to the amount of proceeds allocated to the Series D preferred stock in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the $39.9 million charge is deemed to be the equivalent of a dividend on the Series D preferred stock. This deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the third quarter of 2003 and the year to date 2003. There is no corresponding expense in 2004.

Nine Months Ended September 30, 2004 and 2003

Revenues

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues:
Product sales	$2,535	$2,072
Research and development contracts	4,670	—

	$7,205	$2,072

     Product sales

     Product sales were derived from sales of Perfan I.V. in Europe. Approximately $235,000 of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. Approximately $230,000 of the increase in 2004 as compared to 2003 was due to an increase of approximately 13% in unit sales. We do not anticipate significant future growth in Perfan I.V. sales, and exchange rate fluctuations as well as changes in unit volume and pricing could lead to declines in US dollar sales revenue in future periods.

     Research and development contracts revenue

     Research and development contracts revenues for the nine months ended September 30, 2004 were related to the research collaboration with Novartis entered into in October 2003; therefore, there were no corresponding revenues in the prior period. The research and development revenue for the nine months ended September 30, 2004 consists of license revenue totaling $1.3 million and research support funding of $3.4 million, respectively. The license revenue reflects the non-refundable upfront payment from Novartis, which is being recognized ratably over three years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

Costs and Expenses

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Costs and expenses:
Cost of product sold	$789	$654
Research and development (excluding stock-based compensation expense)	39,421	24,622
Selling, general and administrative (excluding stock-based compensation expense)	6,368	2,565
Stock-based compensation expense	3,277	2,106

	$49,855	$29,947

     Cost of Product Sold

     The cost of product sold for Perfan I.V. increased slightly in the nine months ended September 30, 2004 compared to the same period in 2003 due to the increased number of units sold. The cost of Perfan I.V. sold as a percentage of product sales was 31% and 32% for the nine months ended September 30, 2004 and 2003, respectively.

Research and Development

     Research and development expenses, excluding stock-based compensation expenses, are summarized as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Development
Enoximone capsules	$19,079	$12,988
Ambrisentan	11,745	4,360
Darusentan	3,453	—

Total development	34,277	17,348
License fees
Enoximone	—	—
Ambrisentan	1,500	—
Darusentan	—	5,000
Other	108	—

Total license fees	1,608	5,000
Discovery research	3,536	2,274

Total research and development	$39,421	$24,622

     The increase in development costs for enoximone capsules in the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the following:

•	$4.5 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$470,000 increase related to enoximone raw material costs expensed for expected use in manufacturing development and analytical testing;

•	$430,000 increase in costs associated with stability and release testing;

•	$350,000 increase in costs associated with producing clinical trial materials for the ESSENTIAL trials; and

•	$680,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $260,000 decrease related to manufacturing process optimization and development.

     The increase in development costs for ambrisentan in the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily related to:

•	$6.2 million increase in expenses due to the cost of initiating our two Phase III ARIES trials and the related extension study;

•	$1.8 million increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$235,000 increase in expenses due to the extension study associated with our Phase II PAH trial; and

•	$570,000 increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.

     These increases were partially offset by a $1.6 million decrease related to the conclusion of our Phase II PAH trial in September 2003.

     There were no development costs for darusentan in the nine months ended September 30, 2003. The development costs for darusentan in the nine months ended September 30, 2004 were related to costs for the Phase IIb clinical trial:

•	$2.6 million in expenses incurred from clinical research;

•	$300,000 in consulting costs;

•	$135,000 in expenses related to analytical and regulatory work; and

•	$375,000 in internal expenses associated with the management of the darusentan trials primarily due to an increase in the number of employees.

     In the nine months ended September 30, 2004, the license fees were primarily attributable to the initiation of the ambrisentan Phase III trials totaling $1.5 million. In the nine months ended September 30, 2003, the $5 million license fee was attributable to the in-licensing of darusentan.

     Discovery research expenses increased primarily due to increased staffing costs related to our collaborative research program with Novartis in the nine months ended September 30, 2004 as compared to the same period in 2003 which was prior to the initiation of the Novartis collaboration. In addition, we had a decrease of $150,000 in SBIR funding.

     Selling, General and Administrative

     The $3.8 million increase in selling, general and administrative expense for the nine months ending September 30, 2004 compared to the same period in 2003 primarily relates to:

•	$1.5 million increase in insurance and professional service costs related to being a public company;

•	$935,000 related to increased staffing and related recruiting costs;

•	$260,000 increase related to facility and office maintenance costs related to increased space and staffing;

•	$200,000 in increased costs related to our German subsidiary primarily due to timing of annual expenditures and an unfavorable change in the euro exchange rate;

•	$180,000 increase in market research costs; and

•	$150,000 increase in conferences and consulting costs.

     Stock-Based Compensation

     Stock-based compensation expenses increased due to the options granted to employees in the third quarter of 2003 with exercise prices below the fair market value. The Company recorded a full period of amortization of deferred compensation expense on these options in 2004, as compared to only a partial period in 2003. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Research and development	$1,621	$1,244
Selling, general and administrative	1,656	862

	$3,277	$2,106

     Interest Income, Net

     Interest income net of interest expense was $465,000 and ($63,000) for the nine months ended September 30, 2004 and 2003, respectively. Interest income was $825,000 and $362,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest income in 2004 relates to the increased investment balance for the nine months of 2004. Interest expense declined to $360,000 from $425,000 for the nine months ended September 30, 2004 and 2003, respectively, as a result of the reduced balance remaining on our term loan.

     Accretion of Mandatorily Redeemable Convertible Preferred Stock

     Accretion of mandatorily redeemable convertible preferred stock was $11.6 million for the nine months ended September 30, 2003, and represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock issued by us. There is no corresponding expense in 2004 due to the conversion of all shares of the Series A, C and D mandatorily redeemable convertible preferred stock into common stock on November 4, 2003.

     Deemed Dividend

     On August 27, 2003, we issued 29,090,908 shares of Series D preferred stock at a price of $1.375 per share and received net proceeds of $39.9 million. In the third quarter of 2003, we recorded a beneficial conversion charge of approximately $39.9 million, which was calculated as the difference between the offering price and the fair value of the underlying common stock and limited to the amount of proceeds allocated to the Series D preferred stock in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the $39.9 million charge is deemed to be the equivalent of a dividend on the Series D preferred stock. This deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the third quarter of 2003 and the year to date 2003. There is no corresponding expense in 2004.

Liquidity and Capital Resources

     From our inception on June 10, 1996 to September 30, 2004, we primarily funded our operations with $258.0 million (net of issuance costs) from private equity financings and our initial public offering, $10.0 million from sales of Perfan I.V., $8.0 million related to a research and development contract, $5.3 million from term loans and $2.9 million from net interest income earned on cash equivalents and short- and long-term investments. Cash, cash equivalents and investments were $132.2 million and $114.3 million at September 30, 2004 and December 31, 2003, respectively. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. In addition, on November 7, 2003, we completed our initial public offering, raising net proceeds of $73.3 million. On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for proceeds of $57.2 million, net of $2.8 million in issuance costs. The warrants have an exercise price per share of $7.80. Our cash outflows through the end of 2005 are expected to consist primarily of external expenses related to our research and development programs and payroll costs. We believe our cash is sufficient to meet these needs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. Based on current spending projections, we believe that our cash, cash equivalents and investment balances, which include the proceeds from our recently completed PIPE, together with theproceeds of the Novartis collaboration, are sufficient to fund our future operations, including capital expenditures through at least the end of 2005. We intend to pursue potential additional collaborations and future equity offerings. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

     Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Our Board of Directors has approved our written investment policy, which limits our investment instruments to those mentioned above. We review compliance with this policy on a monthly basis.

     At September 30, 2004, we had approximately $2.3 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements, and we expect our spending on capital assets to grow in future years.

     Operating activities resulted in net cash outflows of $36.1 million and $22.9 million for the nine months ended September 30, 2004 and 2003, respectively. The cumulative net cash outflow from operating activities from our inception to September 30, 2004 was $124.4 million. The use of cash in all periods was primarily a result of our losses from operations.

     Investing activities resulted in net cash inflows of $20.6 million and net cash outflows of $16.1 million for the nine months ended September 30, 2004 and 2003, respectively. The net cash inflow for the nine months ended September 30, 2004 resulted from $1.4 million in capital asset expenditures and $91.7 million in purchases of investments offset by $113.6 million in proceeds related to the maturity of short-term investments. The net cash outflow for the nine months ended September 30, 2003 resulted from $145,000 in capital asset expenditures, proceeds from the sale of capital assets of $318,000 and $51.2 million in purchases of investments offset by $34.9 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to September 30, 2004 resulted in net cash outflows of $51.5 million, with $3.8 million in net capital asset expenditures offset by $332,000 in proceeds from the sale of property and equipment and $415.1 million in purchases of investments offset by $367.0 million in proceeds from the maturity of short-term investments.

     Financing activities resulted in net cash inflows of $55.9 million and $39.3 million for the nine months ended September 30, 2004 and 2003, respectively. Financing activities for the nine months ended September 30, 2004 and 2003 consisted primarily of payments of $1.3 million and $669,000 on our term loan, respectively. On September 29, 2004, the Company completed a PIPE financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for total proceeds of $57.2 million, net of $2.8 million in issuance costs. In November 2003, we completed an initial public offering of 5,750,000 shares of our common stock, including the underwriter’s over-allotment. Concurrent with the initial public offering, all of the 98,021,120 shares of convertible preferred stock outstanding automatically converted into common stock at a five-to-one ratio, resulting in the issuance of 19,604,186 shares of common stock. The Company received net proceeds of $73.3 million from its initial public offering, net of $7.2 million in expenses and underwriters’ discount relating to the issuance and distribution of the securities. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. Cumulative financing activities from our inception to September 30, 2004 resulted in net cash inflows of $260.6 million, primarily related to the issuance of our Series A, C and D preferred stock, the sale of shares of our common stock in our initial public offering, the PIPE and borrowings under our term loans.

     Total operating lease expense for the nine months ended September 30, 2004 and 2003 was approximately $390,000 and $300,000, respectively. Effective November 1, 2004, the lease for our office and laboratory space was amended to extend the lease term to October 31, 2008, add an additional 2,025 square feet of office space and lower the rent per square foot. We have future payment commitments for operating leases of approximately $1.0 million, principally for our office and laboratory space as of September 30, 2004. As a result of this amendment, our future payment commitments for operating leases increased to approximately $1.5 million, as a result of the increased lease term and square footage, offset by a decrease in rent per square foot. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination, and therefore the extent of the future commitments cannot be meaningfully quantified.

     Based on current spending projections, we anticipate that our current cash, cash equivalents and investments, which includes the proceeds from our recently completed PIPE, together with the proceeds of the Novartis collaboration, will be sufficient to fund our operations through at least the end of 2005. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     Revenue Recognition.

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104). Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We consider this methodology to be the most appropriate for our business model and current revenue streams.

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

     Research and development contracts. We may enter into collaborative agreements with pharmaceutical companies where the other party generally receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator or through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable licensing fees, funding of research and development efforts, payments based on achievement of certain milestones, and royalties on product sales. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed, and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

     Milestone payments, based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract, are recognized as earned when the earnings process is complete and the corresponding payment is reasonably assured. We evaluate whether milestone payments are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

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

     Accounting for income taxes. We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We record full valuation allowances against our net deferred tax asset balances, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

     On October 4, 2004, President Bush signed into law the Working Families Tax Relief Act of 2004 (2004 Act). Included as part of the 2004 Act is a provision that reinstates the research tax credit that expired on June 30, 2004. The reinstatement is retroactive to June 30, 2004 and the credit will be available through December 31, 2005. We are currently evaluating the impact of this reinstatement, which could have an impact on the Company’s research and development credit for the year ended December 31, 2004.

RISK FACTORS

Set forth below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2003, in Myogen’s other periodic reports on Form 10-Q and Form 8-K and in Myogen’s Registration Statement on Form S-3, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies and expanding our discovery research programs. In 2004, this rate of cash consumption would have been even higher had research and development funding not been received. In the first nine months of 2004, our operations consumed approximately $4.0 million of cash per month, compared to approximately $2.5 million of cash per month in calendar 2003. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we believe that our current cash, cash equivalents and investments, which includes the proceeds from our recently completed PIPE, together with the proceeds of the Novartis collaboration, are sufficient to fund operations through at least the end of 2005. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

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

     We do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers. In particular, a number of factors may decrease the pace of enrollment in our Phase III ARIES trials of ambrisentan in pulmonary arterial hypertension (PAH) from what we have projected. These factors include the inclusion of placebo control groups, which may decrease the pace of enrollment compared to our Phase II trial; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan in substantially similar PAH patient populations; the expected Phase IV trial of Tracleer in PAH patients with Class II symptoms to be conducted by Actelion Ltd.; and the continued or increased off-label prescription of sildenafil (Viagra) in patients with PAH based on the results of a Phase III trial conducted by Pfizer and reported at the annual conference of the American College of Chest Physcians in October 2004. We have committed additional resources to the ARIES trials in an attempt to increase the likelihood of completing enrollment in our expected time frame. These efforts may not be successful in increasing or maintaining the current enrollment rates. As a result of all of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. In addition, two of our current clinical trials for enoximone capsules are designed to continue until a pre-specified number of events have occurred to the patients enrolled. These trials are subject to delays stemming from patient withdrawal and from lower than expected event rates. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may conduct additional clinical trials. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

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

     The results of pre-clinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the pre-clinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint or prove to be safe.

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

     Enoximone capsules for the treatment of chronic heart failure and ambrisentan for the treatment of PAH both address highly competitive markets and the availability of other drugs and devices for the same indications may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors and diuretics have been on the market for many years, and physicians have experience with prescribing these products for the treatment of chronic heart failure. Tracleer, a non-selective endothelin receptor antagonist, is a drug that has been approved for PAH, the same indication we intend for ambrisentan, and has been available since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe Tracleer. In addition, sitaxsentan, an ETA selective endothelin receptor antagonist like ambrisentan, is in clinical trials for the treatment of PAH. Sitaxsentan is at a more advanced stage of development than ambrisentan and could be on the market before ambrisentan. If sitaxsentan or sildenafil is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. Pfizer Inc is evaluating the use of sildenafil (Viagra) for the treatment of PAH, and it reported results of a 278-patient Phase III trial at the annual meeting of the American College of Chest Physicians in October 2004. The results of their study suggest that sildenafil could become a major competitor to ambrisentan.

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

     Our existing collaborations have been with academic scientists and institutions for basic scientific research and in 2003 we entered into a research collaboration with Novartis relating to targets and compounds identified in our discovery research program. To date, we have not entered into any collaboration agreements for the development or commercialization of our existing product candidates. We plan to enter into relationships with selected pharmaceutical or biotechnology companies to help develop and commercialize our product candidates. We may not be able to negotiate collaborations with these other companies for the development or commercialization of our product candidates on acceptable terms. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, increase our planned expenditures and undertake development and commercialization activities at our own expense.

     Any development or commercialization collaborations we have entered into or may enter into with pharmaceutical or biotechnology companies, including our research collaboration agreement with Novartis, are or will be subject to a number of risks, including:

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

 • a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and

 • disputes may arise, delaying or terminating the research, development or commercialization of our product candidates, or resulting in significant legal proceedings.

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.

     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as enoximone capsules, ambrisentan and darusentan. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed. Actelion Ltd received FDA approval in December 2001 for Tracleer, a non-selective endothelin receptor antagonist for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for Remodulin for the treatment of PAH. GlaxoSmithKline plc markets Flolan for PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase IIb/III study and may be approved for PAH earlier than ambrisentan. Pfizer Inc is evaluating the use of sildenafil (Viagra) for the treatment of PAH, and reported results of a 278-patient Phase III trial at the annual meeting of the American College of Chest Physicians in October 2004. The results of this study suggest that sildenafil could become a major competitor to ambrisentan. A number of other companies, including Abbott Laboratories, have ETA selective endothelin receptor antagonists in late-stage clinical development and could compete with ambrisentan and darusentan. In addition, a number of companies, including Actelion and Speedel, are developing renin inhibitors for the treatment of hypertension. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

     The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 90 employees, 38% of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions. Further, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that our management will not find a material weakness in connection with its review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of December 31, 2004 in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our filings with the Securities and Exchange Commission, or SEC, or attest that we have maintained effective internal control over financial reporting as of December 31, 2004. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

     Our success depends in part on operating without infringing the proprietary rights of third parties. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on its patent, it may sue us even if we have received patent protection for our technology. If another party claims we are infringing its technology, we could face a number of issues, including the following:

•	defending a lawsuit, which is very expensive and time consuming;

•	defending against an interference proceeding in the United States Patent and Trademark Office, which also can be very expensive and time consuming;

•	receiving an adverse decision in a lawsuit or in an interference proceeding resulting in the loss of some or all of our rights to our intellectual property;

•	paying a large sum for damages if we are found to be infringing;

•	being prohibited from making, using, selling or offering for sale our product candidates or our products, if any, until we obtain a license from the patent holder. Such a license may not be granted to us on satisfactory terms, if at all, and even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

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

     As of September 30, 2004, we had an investment portfolio of short-term and long-term investments in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts of $47.4 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 2. Unregistered Sales of Securities and Use of Proceeds

On October 29, 2003, the Registration Statement on Form S-1 (Reg. No. 333-108301) (the “Registration Statement”) we filed to register our Common Stock in our initial public offering was declared effective by the Securities and Exchange Commission.

We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of September 30, 2004, the $73.3 million of net proceeds remained available and were primarily invested in short-term marketable securities.

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

Date: November 10, 2004	MYOGEN, INC.

/s/ Joseph L. Turner

Joseph L. Turner
Senior Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.