Form 10-K
period 2004-12-31
MYOGEN INC
filed 2005-03-15
CIK 1101052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

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
Common Stock $.001 Par Value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of common stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq National Market) was $78,853,502. All executive officers and directors of the Registrant and all person filing a Schedule 13D with the Securities and Exchange Commission in respect to Registrant’s Common Stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.
      As of March 9, 2005 there were 35,763,136 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

i

PART I
      Unless the context requires otherwise, references in this report to “Myogen,” the “Company,” “we,” “us,” and “our” refer to Myogen, Inc.
      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply our clinical trial and commercial requirements; hire sales and marketing personnel; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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
      We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of patients with advanced chronic heart failure, ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH) and darusentan for the treatment of patients with resistant systolic hypertension. All three of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies and have the potential to address unmet needs in their respective markets.

•	Enoximone. We currently market an intravenous (i.v.) formulation of enoximone, Perfan® I.V., in eight countries in Europe for the treatment of acute decompensated heart failure. We believe that chronic oral administration of low doses of enoximone capsules has the potential to alleviate symptoms and reduce hospitalizations for patients with advanced chronic heart failure, resulting in a decrease in associated health care costs and improvement in patients’ quality of life. We are evaluating enoximone capsules in three Phase III trials (ESSENTIAL I & II and EMPOWER) and we completed one additional Phase III trial in February 2004 (EMOTE). In November 2004, we announced the completion of the treatment phase of both ESSENTIAL trials. We plan to report preliminary data for the ESSENTIAL trials in the middle of 2005.

•	Ambrisentan. We believe that ambrisentan may have several clinical benefits over existing PAH therapies, including greater and more durable efficacy, low incidence of liver toxicity, once daily dosing and lower incidence of interactions with other drugs. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials,

ARIES-1 & -2, in January 2004. We expect to complete enrollment in ARIES-2 by the end of June 2005 and ARIES-1 in the fourth quarter of 2005. We plan to report preliminary results from each of the ARIES trials approximately six months following the completion of enrollment in each trial.

•	Darusentan. We believe that there is a significant need for a therapeutic agent that, when added to currently available medications, is capable of lowering blood pressure in patients suffering from resistant systolic hypertension (i.e., patients whose blood pressure cannot be adequately controlled with existing medication). We believe that darusentan may be an agent that is capable of improving control of blood pressure in this patient population, leading to the potential for enhanced patient outcomes, such as a reduction in the number of serious cardiac events and the progression of chronic kidney disease. In July 2004, we announced the initiation of a Phase IIb clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. We expect this trial to be completed in the middle of 2005 and we intend to report results of the trial one or two months thereafter.

      Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure. In October 2003, to further advance our discovery research program, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for a $4.0 million upfront payment, a deferred payment of an additional $1.0 million that was made in October 2004 and obligations to provide research funding to us through October 2006, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration.
      Upon execution of a license to a compound developed through our collaboration, Novartis is obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones, which may total up to $17.1 million for each product candidate, and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from us, we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our payment of a portion of the development expenses up to that point plus a premium, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.
      We were incorporated in Colorado in June 1996 and we reincorporated in Delaware in May 1998. We operate as a single business segment. Our website address is www.myogen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website, http://www.myogen.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
The Cardiovascular Market
      The term cardiovascular disease is used to describe a continuum of clinical conditions resulting primarily from three underlying chronic diseases: atherosclerosis, hypertension and diabetes. These underlying diseases cause permanent damage to the heart, blood vessels and kidneys, leading to progressively debilitating clinical conditions such as chronic heart failure, PAH, systemic hypertension, chronic renal disease, heart attack and stroke.
      Cardiovascular disease is the second leading cause of death and disability in the United States, accounting for 19% of all hospitalizations in short-stay, non-Federal hospitals and over 60% of all total mortality in 2002. The American Heart Association estimates that the total direct and indirect costs of cardiovascular disease in the United States will be approximately $394 billion in 2005, including

$46 billion in costs for drugs and related medical durables and $140 billion in hospitalization and nursing home costs. Despite improved treatments and increased awareness of preventative measures, approximately 70 million people in the United States currently suffer from one or more types of cardiovascular disease.
      Over the past 25 years, drugs such as beta-blockers, calcium channel blockers and angiotensin converting enzyme, or ACE, inhibitors have been used to treat various cardiovascular diseases. New classes of orally administered compounds such as endothelin receptor antagonists have been studied and recently approved for the treatment of PAH. An intravenous hormone, natriuretic peptide, has also been introduced as a new treatment option for acute decompensated heart failure. Several of these drugs have helped to increase the survival times of patients who suffer from cardiovascular diseases. However, many current therapies do not adequately address the underlying molecular mechanisms of cardiovascular disease. Cardiovascular disease remains progressive in a large portion of patients, many of whom continue to deteriorate even when treated with multiple drugs simultaneously. We believe that recent advances in the understanding of the molecular biology of cardiovascular diseases provide an opportunity to improve on existing therapies and to discover and develop new therapeutics to ameliorate the symptoms and perhaps to slow or reverse the progression of these diseases.
Our Strategy
      Our goal is to create an integrated biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics that address the fundamental mechanisms involved in cardiovascular disease, with an initial focus on advanced chronic heart failure, PAH and resistant systolic hypertension. The key elements of our strategy are to:

•	Complete the clinical development of our late-stage cardiovascular therapeutic product portfolio. We are currently focused on developing and obtaining regulatory approval for three late-stage product candidates: enoximone capsules, ambrisentan and darusentan.

•	Discover and develop novel therapeutics for the treatment of cardiovascular diseases. We will continue to focus our target and drug discovery research programs and our collaborations on discovering and developing disease-modifying therapeutics for cardiovascular disease. We entered into a research collaboration with Novartis to support these programs.

•	Develop sales and marketing capabilities. We expect to retain significant commercial rights to all of our product candidates and plan to develop a direct sales force focused on targeted markets. We also intend to establish co-promotion and licensing arrangements with larger pharmaceutical or biotechnology firms to address larger markets.

•	Establish and build upon strategic collaborations. We intend to continue to complement our internal capabilities by establishing and building upon collaborations with pharmaceutical and biotechnology companies, such as Novartis, that improve our ability to move new compounds into the clinic and new products into the marketplace.

•	Acquire additional product candidates. We intend to pursue attractive development compounds through acquisition or in-licensing. We believe our expertise in cardiovascular medicine and understanding of the biological pathways associated with cardiovascular disorders makes us an attractive partner for companies seeking to out-license or divest product candidates.

Our Product Portfolio
      Led by our academic founders, Dr. Michael Bristow, Dr. Leslie Leinwand and Dr. Eric Olson, our staff and collaborators have made significant contributions to defining the molecular bases of cardiovascular disease and improving its treatment. We believe that our expertise enables us to discover and develop therapies that address the underlying mechanisms of cardiovascular disease, evaluate and in-license product candidates and guide our clinical development efforts. We currently market one product in Europe for the treatment of acute decompensated heart failure and are developing three product candidates for three distinct cardiovascular conditions.

Enoximone
      Enoximone is a small organic molecule that exhibits highly selective inhibition of type-III phosphodiesterase, or PDE-III, an enzyme that is present in the heart and plays an important regulatory role in cardiac function. PDE-III inhibitors block the action of this enzyme, increasing the force of contraction of the heart, thereby increasing cardiac output. Compounds that increase the force of contraction of the heart, like enoximone, are referred to as positive inotropes. Enoximone also causes vasodilation, an increase in the diameter of blood vessels, through its effects on smooth muscle cells that surround blood vessels, which results in lower pressure against which the heart must pump. Positive inotropy and vasodilation can both be therapeutically useful in the treatment of heart failure. We are currently working to complete the clinical evaluation of enoximone capsules. If those clinical trials are successful and the required regulatory approvals are obtained, enoximone capsules would be the first PDE-III inhibitor to be commercialized in oral form for the treatment of advanced chronic heart failure. In addition, we currently market the intravenous formulation of enoximone, Perfan® I.V., in Europe. Perfan® I.V. is indicated for the treatment of acute decompensated heart failure and was first approved in Europe in 1989.

Therapeutic Opportunity
      Chronic heart failure, also referred to as congestive heart failure, is a debilitating condition that occurs as the heart becomes progressively less able to pump an adequate supply of blood throughout the body. Chronic heart failure has many causes. It generally occurs in patients with a long history of uncontrolled high blood pressure or in patients that have suffered a heart attack or some other heart-damaging event. It is estimated that half of all patients with chronic heart failure die within five years of diagnosis. Chronic heart failure is one of the largest health problems in the developed world, with annual direct and indirect healthcare costs in the United States alone exceeding $28 billion. In the United States, approximately five million patients are afflicted with chronic heart failure, with an additional 550,000 new cases reported each year.
      Following diagnosis, patients with chronic heart failure are typically treated with multiple oral medications, including ACE inhibitors, beta-blockers, vasodilators, diuretics and digoxin. ACE inhibitors and beta-blockers suppress the stress placed on the heart by increasing levels of the hormones angiotensin and norepinephrine and have demonstrated an ability to increase patient survival time. Vasodilators and diuretics minimize the work the heart must perform by increasing the diameter of blood vessels and ridding the body of excess fluid. Digoxin is a weak positive inotrope used to increase cardiac output early in the progression of chronic heart failure.
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
      As patients enter the advanced stages of chronic heart failure, Classes III and IV, their cardiac function deteriorates, leading to an accumulation of fluid in the lungs, referred to as pulmonary congestion. Eventually, pulmonary congestion and the resulting breathlessness and fatigue reach a critical point referred to as acute decompensated heart failure. At this point the patient must be hospitalized and treated with powerful intravenous diuretics, vasodilators and positive inotropes such as dobutamine, natriuretic peptide (Natrecor®), milrinone or Perfan® I.V., all of which serve to increase the efficiency of the circulatory system, providing symptomatic relief. After stabilization and discharge from the hospital, patients often decompensate again within months and must be readmitted to the hospital for another round of intravenous treatment. As their disease progresses, the frequency of decompensation and hospitalization increases until patients must be maintained on continuous or intermittent treatment with these intravenous agents, which is both confining and costly.
      We believe that patients with advanced chronic heart failure can benefit greatly from the chronic use of an oral inotropic agent that provides the desired symptomatic relief to patients, improves quality of life and reduces the frequency of hospitalizations by delaying additional episodes of acute decompensated heart failure. An oral product with these characteristics could also be used to wean patients with severe heart failure who are currently dependent on intravenous inotropic therapy from those agents and allow them the opportunity to leave the hospital and return to a more normal daily life. We believe that as a result of these significant clinical benefits, such an agent could decrease the overall costs associated with the treatment of heart failure. Prior attempts to develop and commercialize an oral positive inotropic agent with these characteristics have been unsuccessful, primarily because of drug-related increases in adverse events, including mortality at high doses.
      Based upon our evaluation of extensive clinical research and an advanced understanding of the molecular basis of chronic heart failure, we believe that chronic oral administration of low doses of enoximone capsules has the potential to alleviate symptoms and reduce hospitalizations for patients with advanced chronic heart failure, resulting in a decrease in associated health care costs and improvement in patients’ quality of life.

Enoximone Capsules
      We are evaluating enoximone capsules in three Phase III trials and we completed one additional Phase III trial in February 2004. We currently plan to report preliminary results for the pivotal trials, ESSENTIAL I & II, in the middle of 2005. If our clinical program is successful and the required regulatory approvals are obtained, enoximone capsules will be the first oral inhibitor of PDE-III to be commercialized for the treatment of advanced chronic heart failure.

Overview of Prior Clinical Trials
      In the 1980s, Merrell Dow, now part of sanofi-aventis, conducted clinical evaluation of enoximone capsules for the treatment of chronic heart failure. Enoximone capsules were evaluated in approximately 5,000 patients with chronic heart failure in multiple Phase I and Phase II clinical trials conducted in the United States, Europe and Japan. The drug was initially tested at doses that we now consider high, 100 to 300 milligrams administered three times a day. At these high doses, many patients treated with enoximone capsules demonstrated clinically significant increases in quality of life scores and maximal exercise capacity. However, in one Phase II placebo-controlled trial involving 151 patients administered enoximone capsules or placebo capsules three times a day, there was a statistically significant increase in the mortality rate in the group of patients receiving enoximone capsules at doses of 100 milligrams three times a day compared to the group receiving placebo capsules: 36% of the patients treated with enoximone capsules at doses of 100 milligrams three times a day died during the trial versus 23% of the patients treated with placebo.
      In connection with the clinical trials conducted by Merrell Dow, Dr. Michael Bristow, our medical founder and the principal investigator for several of these trials, observed that enoximone capsules administered at lower doses appeared to retain efficacy without increasing mortality. Subsequently, Dr. Bristow demonstrated in a series of Phase II clinical trials that:

•	enoximone capsules administered at doses of 25 and 50 milligrams three times a day increased maximal exercise capacity with no increase in mortality in patients with Class II and III chronic heart failure after 12 weeks of treatment (two placebo-controlled trials involving a total of 273 patients);

•	enoximone capsules administered at doses of 25 to 75 milligrams three times a day extended the survival times of patients with Class IV chronic heart failure awaiting a heart transplant (186-patient parallel-control, open label trial, meaning that both the researcher and patient know the patient was receiving the drug); and

•	enoximone capsules administered at doses of 25 and 50 milligrams three times a day enabled patients with Class IV chronic heart failure, and otherwise too weak to tolerate beta-blockers, to receive and benefit from beta-blocker therapy. These benefits included a significant reduction in the severity of their chronic heart failure symptoms and hospitalization events (30-patient, open-label trial).
      In addition, Dr. Bristow conducted a series of open-label trials of enoximone capsules involving over 200 patients to gather additional clinical data. Based on this extensive clinical experience, we sought and successfully obtained a worldwide license from Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel and successor to Merrell Dow, “Aventis”) to enoximone for the treatment of cardiovascular diseases and designed a clinical development program to advance enoximone capsules through the final stages of clinical development.

Overview of Current Phase III Trials
      In June 2000, we initiated our Phase III program to evaluate the safety and efficacy of enoximone capsules for the long-term treatment of patients with advanced chronic heart failure. In these studies, enoximone capsules are being used in addition to standard therapies, including diuretics, ACE inhibitors and beta-blockers. Our Phase III program includes four trials designed to collectively demonstrate that enoximone capsules at doses of 25 or 50 milligrams administered three times a day are effective in reducing hospitalizations, improving symptoms of advanced chronic heart failure, improving quality of life and reducing the need for intravenous inotropic therapy:

•	ESSENTIAL I is a randomized, double-blind, placebo-controlled pivotal Phase III trial of approximately 900 patients with Class III and IV chronic heart failure that are being treated with beta- blockers and other therapies according to current guidelines. The trial will track the time from randomization to cardiovascular hospitalization or death and changes from baseline in exercise capacity and quality of life for each patient as the three co-primary endpoints. This trial is being conducted in North and South America. Patient enrollment occurred between February 2002 and May 2004.

•	ESSENTIAL II is a pivotal Phase III trial identical in design and size to ESSENTIAL I. This trial is being conducted in Western and Eastern Europe. Patient enrollment occurred between April 2002 and May 2004.

•	EMOTE was a randomized, double-blind, placebo-controlled Phase III trial of approximately 200 patients with the most advanced stage of chronic heart failure, and who were dependent on intravenous inotrope therapy. The trial was designed to evaluate the use of enoximone capsules to wean patients off of intravenous inotrope therapy. On March 25, 2004, we announced preliminary results of EMOTE. Analysis of the primary endpoint, wean success at 30 days, demonstrated a wean success rate of 61% in the enoximone-treated group and 51% in the placebo-treated group. This difference did not reach statistical significance. The key secondary endpoints, which also evaluated wean from i.v. inotrope therapy, but over time rather than at a fixed 30-day time point, were achieved, demonstrating a statistically significant therapeutic benefit over periods of 45, 60 and 90 days of treatment with enoximone. The safety results demonstrated no statistical difference in serious adverse events or mortality between the groups receiving placebo or enoximone capsules. Detailed results were presented at the 8th Annual Scientific Meeting of the Heart Failure Society of America on September 15, 2004 in Toronto, Canada.

•	EMPOWER is a randomized, double-blind, placebo-controlled Phase III trial designed to study 175 patients with Class III and IV chronic heart failure. Patients will be treated for 26 to 36 weeks with either (i) placebo, (ii) extended release metoprolol, a frequently prescribed beta-blocker or (iii) extended release metoprolol in combination with enoximone capsules. The primary objective of this study is to determine whether enoximone capsules can increase the tolerability to metoprolol in patients previously shown to be intolerant to beta-blocker treatment. Patient enrollment began in September 2003. The study has enrolled substantially slower than anticipated and we expect to revise the study protocol if the ESSENTIAL trials are positive.
      We announced completion of the treatment phase of the ESSENTIAL trials on November 30, 2004. On average, patients participating in our ESSENTIAL trials received treatment for 19 months. We plan to report preliminary data for the trials in the middle of 2005. Data from the ESSENTIAL I and II trials will be combined for the analysis of the primary endpoint of cardiovascular hospitalization or death. The other two co-primary endpoints will be analyzed within each individual trial.
      We believe that if the ESSENTIAL trials are successful, the results will be adequate to support regulatory approval of enoximone capsules in the United States and in various international markets. In certain circumstances and subject to the totality of the trial data, we believe positive results relating to any one of the three co-primary endpoints could be sufficient to support approval. Although EMOTE is not intended for initial regulatory approval, we believe this study will assist in regulatory and post-approval marketing efforts. Similarly, we believe EMPOWER, if completed and successful, will assist in post-approval marketing efforts.

Perfan® I.V.
      Perfan® I.V. is the intravenous formulation of enoximone that we market in eight European countries. Clinical studies supporting the use of Perfan® I.V. were completed in the late 1980s, and the drug was first approved in Europe in 1989. Perfan® I.V. is used in a hospital setting to treat patients with acute decompensated heart failure and to wean patients from cardiopulmonary bypass following open-heart surgery. We believe our European sales experience helps prepare us for the potential commercial launch of future products, such as enoximone capsules, ambrisentan and darusentan.
      We recorded sales of Perfan® I.V. of $3.3 million in 2004. Additional financial information regarding our sales of Perfan®I.V. by country for each of the past three fiscal years and our concentration of customers can be found in our financial statements beginning on page F-1.

Selective Oral Endothelin Receptor Antagonists: Ambrisentan and Darusentan
      Ambrisentan and darusentan are members of a class of therapeutic agents known as endothelin receptor antagonists, or ERAs, that can be orally administered. Endothelin is a small peptide hormone that is believed to play a critical role in the control of blood flow and cell growth. Elevated endothelin blood levels are associated with several cardiovascular disease conditions, including PAH, chronic kidney disease, hypertension, chronic heart failure, stroke and restenosis of arteries after balloon angioplasty or stent implantation. Therefore, many scientists believe that agents that block the detrimental effects of endothelin will provide significant benefits in the treatment of these conditions. There are two classes of endothelin receptors, ETA and ETB, which play significantly different roles in regulating blood vessel diameter. The binding of endothelin to ETA receptors located on smooth muscle cells causes vasoconstriction, or narrowing of the blood vessels. However, the binding of endothelin to ETB receptors located on the vascular endothelium causes vasodilation through the production of nitric oxide and prostacyclin. The activity of the ETB receptor is thought to be counter-regulatory, protecting against excessive vasoconstriction.
      We believe that a significant opportunity exists for a new class of ERAs that bind selectively to the ETA receptor in preference to the ETB receptor. Selective ETA antagonists are likely to block the negative effects of endothelin by preventing the harmful effects of vasoconstriction and cell proliferation, while preserving the beneficial effects of the ETB receptor. We believe that the potential clinical benefits of selective ETA antagonists will position these compounds as the treatment of choice for PAH, resistant systolic hypertension and potentially other cardiovascular disorders.
      Ambrisentan and darusentan are ERAs that are selective for the ETA receptor. The compounds demonstrate high potency, high bioavailability and half-lives that we believe are suitable for once daily dosing. In addition, the compounds do not induce or inhibit the p450 metabolic pathway. We believe the selectivity and potency of our ERAs may offer significant advantages over other ERAs, including enhanced and more durable efficacy, safety and ease of use (alone or in combination with other therapies). We have initially chosen to evaluate ambrisentan in PAH and darusentan in resistant systolic hypertension.

Ambrisentan
      Ambrisentan is an ETA selective endothelin receptor antagonist being developed as an oral therapy for patients with PAH. We completed a Phase II clinical trial of ambrisentan in September 2003 and we initiated two pivotal Phase III clinical trials (ARIES 1 & 2) for this condition in January 2004. We expect to complete enrollment in ARIES-2 by the end of June 2005 and ARIES-1 in the fourth quarter of 2005. We plan to report preliminary results from each of the ARIES trials approximately six months following the completion of enrollment in each trial. In July 2004, the FDA granted orphan drug designation to ambrisentan for the treatment of PAH.

Therapeutic Opportunity
      Pulmonary arterial hypertension is a highly debilitating disease of the lungs characterized by severe constriction of the blood vessels in the lungs leading to very high pulmonary arterial pressures. These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated. Pulmonary arterial hypertension can occur with no known underlying cause, or it can occur secondary to diseases like scleroderma (an autoimmune disease of the connective tissues), cirrhosis of the liver, congenital heart defects and HIV infection. Patients with PAH suffer from extreme shortness of breath as the heart struggles to pump against these high pressures causing such patients to ultimately die of heart failure. Pulmonary arterial hypertension afflicts approximately 60,000 patients in the United States and 100,000 patients in Europe.
      Mild to moderate PAH is currently treated with calcium channel blockers, diuretics and anticoagulants. As patients advance into more severe stages of disease, moderate to severe PAH, therapeutic options become more limited. Prior to 2001, only continuous intravenous infusion of prostacyclin, epoprostenol (Flolan®), was available as a treatment for patients with more advanced stages of PAH. In mid-2002, a more stable form of prostacyclin that can be administered via continuous subcutaneous infusion, treprostinil (Remodulin®), was approved by the FDA. In late 2004, the FDA approved an intravenous formulation of treprostinil and in December 2004 the FDA approved iloprost (Ventavis®), an inhaled form of prostacyclin.

      The most significant therapeutic advance for patients with moderate to severe PAH took place in December 2001 with the approval of a twice-a-day oral formulation of bosentan (Tracleer®), a non-selective ERA. Bosentan was demonstrated in clinical trials to improve exercise capacity and quality of life and has now become first line therapy for patients with Class III PAH. In November 2004, Pfizer Inc. completed clinical trials for sildenafil (Viagra®) for the treatment of PAH and reported results of the trial at the annual conference of the American College of Chest Physicians in October 2004. The results of this study suggest that sildenafil could become a major competitor to ambrisentan and other PAH products.
      In February 2005, Encysive Pharmaceuticals, Inc. announced preliminary results of its pivotal Phase III trial (STRIDE-2) of sitaxsentan (Thelintm) for PAH. Like ambrisentan, sitaxsentan is an ETA receptor selective antagonist compound. The preliminary results of the STRIDE-2 trial suggest that sitaxsentan could also become a major competitor to ambrisentan and other PAH products.
      We believe that ambrisentan could have several clinical benefits over existing therapies and other ERAs under development, including:

•	greater and more durable efficacy;

•	low incidence of liver toxicity that does not appear to be dose related;

•	high potency and bioavailability allowing low doses for therapeutic effect;

•	multiple dose options;

•	once daily dosing based on its half-life; and

•	lower incidence of interactions with other drugs, including anticoagulants and sildenafil.

Overview of Phase II Clinical Results
      In September 2003, we completed a randomized, double-blind, multi-center, dose-ranging Phase II study evaluating the effect of ambrisentan on exercise capacity of patients with moderate to severe PAH. Exercise capacity was the primary efficacy endpoint and was measured as the change from baseline in the six-minute walk test distance after 12 weeks of treatment. The secondary endpoints were Borg Dyspnea Index, Patient Global Assessment, time to clinical worsening and World Health Organization, or WHO, Functional Class, which are tests used by physicians to assess the severity of PAH. Right heart and pulmonary artery hemodynamics (blood pressures and blood flow in the heart and lungs) were evaluated in a subset of patients.
      A total of 64 patients were randomized to one of four ambrisentan dose groups (1.0, 2.5, 5.0 or 10.0 milligrams). Doses were administered orally once a day for 12 weeks. After 12 weeks of treatment, patients were allowed to enter an optional 12-week open-label extension period of the study where dose adjustment was allowed. This open-label extension study was followed by an optional long-term open-label safety study that is ongoing. Since April 2003, a total of 54 patients have enrolled in the open-label study and, as of March 1, 2005, 44 patients continue to participate in the study and receive ambrisentan therapy.
      To date, the results of our Phase II trials have demonstrated:

•	a statistically significant and clinically meaningful increase in the primary efficacy endpoint (six-minute walk test) in all four ambrisentan dose groups;

•	an improvement in all secondary endpoints and cardiopulmonary hemodynamics;

•	ambrisentan appears to be generally safe and well tolerated in patients who have received it;

•	among the patients taking anticoagulant therapy, there are no apparent interactions with anticoagulants requiring dose adjustments;

•	a low incidence of potential liver toxicity as assessed by liver function tests;

•	a survival benefit to patients treated with ambrisentan when compared with predicted survival based on the National Institutes of Health Registry formula; and

•	patients with less severe symptoms (Class II disease) appear to achieve a comparable benefit in exercise capacity as do patients with more severe symptoms (Class III disease). Clinical trial results of other compounds tested for PAH indicate that certain compounds are comparatively less effective in patients with early stages of the disease, referred to as a “ceiling effect.”
      Abnormal elevations of liver function test (LFT) results, which are indicative of potential liver toxicity, have previously been reported as complications in trials of other endothelin receptor antagonists. LFT abnormalities were defined in our study as a confirmed serum aminotransferase level greater than three times the upper limit of the normal range. During the 12-week blinded treatment period of this trial, one patient was taken off ambrisentan due to an abnormally high LFT result (eight times the upper limit of the normal range). After halting treatment, the patient’s serum aminotransferase level returned to a normal level without apparent adverse effects on the patient’s health. During the second 12-week open-label extension period, another patient had their dose of ambrisentan reduced due to a confirmed abnormally high LFT result (three times the upper limit of the normal range). Two additional patients had LFT results that fluctuated above the normal range during the open-label extension period, and on one occasion each had an initial LFT result that was marginally above the threshold of three times the upper limit of the normal range, but upon repeat testing, the results were below the threshold. Detailed results of this trial were presented by the principal investigator, Dr. Lewis Rubin, at the annual meeting of the American Thoracic Society on May 23, 2004.

Overview of Phase III Trials
      In January 2004 we initiated two pivotal Phase III clinical trials, ARIES-1 & ARIES-2, for ambrisentan in PAH. The ARIES trials are randomized, double-blind, placebo-controlled trials of identical design except for the doses of ambrisentan and the geographic locations of the investigative sites. The study design anticipates enrolling 186 patients (62 patients per dose group) in each trial. ARIES-1 will evaluate ambrisentan doses of 5.0 milligrams and 10.0 milligrams administered orally once per day for 12 weeks. ARIES-2 will evaluate ambrisentan doses of 2.5 milligrams and 5.0 milligrams administered orally once per day for 12 weeks. The primary efficacy endpoint is exercise capacity, measured as the change from baseline in the six-minute walk test distance compared to placebo. Secondary endpoints include Borg Dyspnea Index, WHO Functional Class, a quality of life assessment and time to clinical worsening. ARIES 1 is being conducted both in the United States and abroad, while ARIES 2 is being conducted outside of the United States.
      We expect to complete enrollment in ARIES-2 by the end of June 2005 and ARIES-1 in the fourth quarter of 2005. We plan to report preliminary results from each study approximately six months following the completion of enrollment in that trial.
      In March 2004, we initiated a long-term study of patients who have participated in our pivotal Phase III clinical trials of ambrisentan. This study will examine the efficacy and safety of three doses (2.5, 5, or 10 mg) of ambrisentan for a period of 24 weeks followed by a dose adjustment period. Patients who received placebo in the Phase III studies will be randomized to receive one of three doses of ambrisentan.

Darusentan
      Darusentan is an ETA selective endothelin receptor antagonist being developed as an oral therapy for patients with resistant systolic hypertension.

Therapeutic Opportunity
      Hypertension affects approximately 50 million individuals in the United States and approximately one billion worldwide. Despite the availability and use of several classes of drugs (diuretics, ACE inhibitors, angiotensin receptor blockers, beta-blockers, calcium channel blockers and vasodilators) to treat hypertension, a very significant percentage of these patients do not achieve blood pressures within the recommended range, a condition referred to as “resistant hypertension.” The “Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation and Treatment of High Blood Pressure” (JNC7) defines resistant hypertension as “the failure to achieve goal blood pressure in patients who are adhering to full doses of an appropriate three-drug regimen that includes a diuretic.”
      According to JNC7, a systolic blood pressure of less than 140 mmHg and a diastolic blood pressure of less than 90 mmHg are recommended for patients with hypertension and no other compelling conditions. For patients with compelling conditions, such as diabetes and chronic renal disease, target systolic and diastolic blood pressures are more stringent — a systolic blood pressure goal of less than 130 mmHg and a diastolic pressure goal of less than 80 mmHg.
      Recent clinical studies in hypertension have shown that diastolic blood pressure can be controlled to a goal of 90 mmHg in approximately 90% of hypertensive patients. However, in these same studies, guideline-recommended goals for systolic blood pressure were achieved in only 60% of patients, even when multi-drug regimens were utilized. Clinical studies have also shown that hypertension in patients with diabetes or chronic renal disease is consistently more difficult to manage, requiring treatment with a multi-drug regime. Despite intensive, multi-drug therapy, however, only 50% of patients with diabetes or chronic renal disease are typically controlled below standard blood pressure goals, with even fewer reaching the more stringent blood pressure goals now recommended by JNC7. Moreover, data from a recent study conducted in a hypertension specialist clinic revealed that more than half of the diabetic patients examined required treatment with three or more antihypertensive drugs and only 22% of the patients achieved systolic blood pressure of less than 130 mmHg.
      Based on the available data, we believe a considerable number of hypertensive patients, especially those with diabetes or chronic renal disease, are at risk for significant progressive cardiovascular and renal complications due primarily to inadequate control of their systolic blood pressure. As a result, we believe that there is a significant opportunity for an agent that is capable of improving control of blood pressure in this patient population, leading to the potential for enhanced patient outcomes.

Overview of Prior Phase II Clinical Results
      In 2000, the original sponsor of darusentan evaluated the safety and efficacy of darusentan in 392 patients with moderate essential hypertension (Stage II) in a Phase II/ III randomized, double-blind, placebo-controlled, dose-ranging trial. The primary endpoint of the trial was change in sitting diastolic blood pressure after six weeks of treatment. Changes in systolic blood pressure and pulse rate were secondary endpoints.
      The results of this study demonstrated that darusentan produced statistically significant and clinically meaningful reductions in diastolic and systolic blood pressures in a dose-dependent manner. The mean placebo-corrected change from baseline in systolic blood pressure was -6.0 mmHg on 10 mg, -7.3 mmHg on 30 mg and -11.3 mmHg on 100 mg darusentan after six weeks of treatment. Significant reductions in diastolic blood pressure were also observed (-3.7, -4.9 and -8.3 mmHg, for the three dose groups, respectively). Heart rate remained unchanged in all groups. Headache was the most commonly reported adverse event, with no relevant difference among placebo and active treatment groups. Flushing and peripheral edema were seen in a dose-dependent fashion in the darusentan treatment groups. There were no treatment-related elevations in liver function tests in the study. This study was conducted in a different patient population and protocol than is being studied in our Phase IIb clinical trial and there can be no assurance that we will see the same results in our Phase IIb study as those reported in the previous study.

Overview of Current Phase IIb Clinical Trial
      In July 2004, we initiated a Phase IIb randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. Approximately 105 patients will be randomized to darusentan or placebo at approximately 30 investigative sites. Patients will undergo forced titration every two weeks through 10, 50, 100 and 150 mg of darusentan or placebo until the target dose of 300 mg once a day is achieved. The treatment period for the study is 10 weeks. We expect to complete patient treatment in this trial in the middle of 2005 and to report results of the study one or two months thereafter.

Other Indications
      Endothelin appears to be involved in the progression of several other cardiovascular conditions, including chronic heart failure, chronic renal disease and other forms of pulmonary hypertension. We believe that ETA selective ERAs, such as ambrisentan or darusentan, could have therapeutic potential in some of these conditions and we are currently evaluating whether to pursue any of these additional conditions.
Discovery Research
      The goal of our target and drug discovery research is to discover and develop disease-modifying drugs for chronic heart failure and related disorders. Our drug discovery programs are scientifically based on the discoveries of three prominent academic scientists who are recognized experts in the field of cardiac hypertrophy and heart failure: Dr. Michael Bristow, professor of cardiology at the University of Colorado Health Sciences Center, Dr. Leslie Leinwand, chairperson of molecular, cellular and developmental biology at the University of Colorado, and Dr. Eric Olson, chairman of molecular biology at the University of Texas Southwestern Medical Center.
      Through sponsored research programs with these investigators and licensing arrangements with their respective institutions, we have gained intellectual property rights to a series of cardiac molecular targets and signaling systems that we believe are of critical importance in cardiac muscle disease. In addition, our license agreement with the University of Colorado includes access to a human cardiac tissue library consisting of hundreds of failing and non-failing human hearts that we use to discover and validate targets for drug discovery. The rights to new discoveries are licensed to us pursuant to our agreements with these investigators’ academic institutions, creating a source of novel molecular mechanisms and targets for our drug discovery operations.
      We have built a drug discovery research team and infrastructure, which includes a 60,000 compound library and high-throughput screening robotics. In addition, we have advanced several targets through high-throughput screening. This work identified a series of promising lead structures and, in October 2003, we established a collaboration agreement with Novartis to advance this work.
      We believe our advanced understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics allows us to better identify, license and acquire products. The Novartis collaboration presently covers nearly all of our discovery research projects. However, as we progress with projects that are not funded by this partner, we may enter into collaborations with other pharmaceutical and biotechnology companies that allow us to build upon our expertise in cardiovascular disease and/or leverage our current capabilities with additional capabilities that we do not have. We will seek arrangements that improve our ability to move new compounds into the clinic and new products into the marketplace.

Drug discovery strategy
      Patients with chronic heart failure develop an enlargement of the heart called cardiac hypertrophy. The causes and effects of cardiac hypertrophy have been extensively documented, but the underlying molecular mechanisms that link the molecular signals to cell changes, or cardiac signaling pathways, remain poorly understood.
      We believe that the fundamental drivers of pathological remodeling of the heart (abnormal growth, shape and function of the heart) are increases in ventricular wall stress and neurohormonal and growth factor stimulation of cardiac muscle. These processes are set in motion by primary insults to the heart, including myocardial infarction (heart attack) and chronic high blood pressure. Wall stress and associated growth promoting stimuli lead to changes in cardiomyocyte signaling pathways that ultimately produce pathological changes in gene expression in the heart.
      One of the characteristic changes that occur in a failing heart is a change in gene expression wherein fetal genes that were turned off shortly after birth are reactivated in the disease process. Although this response may initially be beneficial to a patient with chronic heart failure, it becomes harmful as the disease progresses. Our scientists and academic collaborators at the University of Colorado Health Sciences Center and the University of Colorado are focused on identifying the set of fetal genes that are reactivated in chronic heart failure, understanding the consequences of their reactivation and discovering the means to control their expression. Our work has led to the discovery of what we believe to be an important gene reactivation that occurs in the failing human heart, which appears to be responsible for weakening the contraction of the heart.
      Understanding cardiac signaling pathways is a central theme of Dr. Olson’s research at the University of Texas Southwestern Medical Center. This work has led to the discovery of several signaling pathways that appear to control cardiac hypertrophy.
      An essential component of our drug discovery strategy is to target the elements of gene expression regulation in the heart that are common to known cardiac remodeling and heart failure pathways. Of primary interest in this regard are the calcineurin, NFAT (Nuclear Factor of Activated T Cells) and MEF2 (Myocyte Enhancer Factor 2) signaling pathways and their regulation by Class II histone deacetylases (HDACs), enzymes that repress gene transcription, and other regulatory proteins. NFAT is a transcription factor (controls gene expression) that is regulated by the enzyme calcineurin in the heart and other tissues. MEF2 is a transcription factor regulated by Class II HDACs. In addition, we have discovered what we believe to be an important pathological role for Class I HDACs in pathological cardiac remodeling, and we have patented the use of HDAC inhibitors for treatment and prevention of cardiac disease.
      We have developed a series of high-throughput screening assays based on these discoveries and have identified several lead compounds that appear to inhibit cardiomyocyte hypertrophy and/or reverse abnormal fetal gene expression. These compounds are currently being studied in our laboratories in cell and animal assays to examine safety and efficacy and optimization of lead structures is underway within our collaboration with Novartis.
Sales and Marketing
      Assuming that we receive regulatory approval for our product candidates, we plan to commercialize them by building a focused sales and marketing organization complemented by co-promotion and licensing arrangements with pharmaceutical or biotechnology partners. Our sales and marketing strategy is to:

•	Build direct selling capability. We believe that a relatively small sales force could effectively reach the specialists and medical institutions that treat a significant percentage of patients with conditions such as advanced chronic heart failure and PAH. We intend to build a specialty sales force in the United States ourselves or in partnership with a contract sales organization. Our approach and participation in the commercialization process in Europe is under evaluation.

•	Build an internal marketing and sales support organization. We plan to build the necessary internal commercial organization to develop and implement product plans and support our sales force activities in the United States. Our strategy outside of the United States is under evaluation.

•	Establish co-promotion alliances. We intend to enter into co-promotion and licensing arrangements with larger pharmaceutical or biotechnology firms when necessary to reach larger markets. We intend to explore co-promotion and geographic licensing arrangements for enoximone and ambrisentan and we intend to explore co-development and/or co-promotion partnership opportunities for darusentan.

      We currently market and sell Perfan® I.V. through local distributors in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom.
Licensing Agreements and Collaborations
      In October 1998, we entered into a license agreement with Aventis under which we received an exclusive worldwide license to develop and commercialize enoximone. In consideration for the license, we paid Aventis initial license fees totaling $5.5 million. In January 2005, we entered into a material amendment to the Aventis license agreement. Pursuant to the amendment, Aventis agreed to divest its rights, including all royalty rights, to all forms of enoximone in the United Kingdom and Belgium. In conjunction with such divestiture, we agreed to a modest increase in the royalty rates payable to Aventis with respect to the oral form of enoximone in European countries other than the United Kingdom and Belgium (the “Limited European Countries”). Royalties payable with respect to the intravenous formulation of enoximone (Perfan® I.V.) remained unchanged in the Limited European Countries and royalties payable with respect to all forms of enoximone remained unchanged in all countries other than the Limited European Countries.
      Subject to certain exceptions, we are obligated to pay royalties to Aventis based on net sales of enoximone for a period of ten (10) years, beginning with the first commercial sale on a country-by-country basis. Notwithstanding the foregoing, our obligation to pay royalties on the oral form of enoximone in the Limited European Countries will not commence until the second anniversary of the first product approval in any Limited European Country and such royalty obligations will continue for a period of ten (10) years from such anniversary date. In addition, if there is a claim of an issued and unexpired patent relating to an enoximone product in a country, our royalty obligations with respect to such product will generally be extended until the termination of such patent. The royalty rates payable on all forms of enoximone in all countries, other than with respect to Perfan®I.V. in the Limited European Countries, will vary depending upon certain regulatory exclusivity criteria and the existence of generic competition.
      The recent amendment to the Aventis license agreement also provides for a change in the amount of sublicense, milestone and equity fees and payments, if any, that we are required to share with Aventis in connection with an enoximone sublicense or partnership arrangement. The initial license agreement required us to share a portion of such fees and payments in excess of a certain dollar threshold. The amendment provides for a material increase in such threshold. Neither party was required to make any upfront or future (other than royalty and sublicense pass through) payments in connection with the amendment.
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
      In October 2001, we entered into a license agreement with Abbott Laboratories, Inc. (“Abbott”) under which we received an exclusive worldwide license to develop and commercialize ambrisentan. In consideration for the license, we have paid Abbott initial license fees totaling $5.8 million, have paid a milestone fee of $1.5 million upon the initiation of the ARIES trials and have paid an additional $690,000 related to an additional feasibility and evaluation study performed on our behalf. If we successfully develop ambrisentan in PAH, we will be required to make additional milestone payments totaling $4.5 million as well as royalties based on net sales of ambrisentan. If we fail to commercialize ambrisentan in certain markets, Abbott may market the product on its own in the affected countries, paying us a royalty on its sales. We must use reasonable diligence to develop and commercialize ambrisentan and to meet milestones in completing certain clinical work. The agreement is of indefinite term, although either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. We would be obligated to make additional milestone payments if we develop ambrisentan in additional indications. However, in no event would we be obligated to pay more than $25.5 million in total license and milestone fees.
      In June 2003, we entered into a license agreement with Abbott under which we received an exclusive worldwide license from Abbott to develop and commercialize darusentan for all conditions except oncology. In consideration for the license, we paid Abbott initial license fees of $5.0 million and are obligated to make future milestone payments totaling $25.0 million if we successfully commercialize the drug for a single condition. Additional milestone payments would be due if we commercialize darusentan for additional conditions. However, in no event would we be obligated to pay more than $50.0 million in total license and milestone fees. In addition, we will owe royalties based on net sales of darusentan. If we seek a co-promotion arrangement for darusentan in any country or group of countries, Abbott has the right of first negotiation. Abbott also has the option to be our exclusive development and commercialization partner for darusentan in Japan, upon terms to be negotiated. If we do not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected countries, paying us a royalty on its sales. We must use reasonable commercial diligence to develop and commercialize darusentan and to meet milestones in completing certain clinical work. The term of the agreement is indefinite, however, either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.
      We also hold four other license agreements relating to intellectual property and patents. In September 1998, we entered into an exclusive license agreement, with the right to sublicense, with University License Equity Holdings, Inc., (formerly University Technology Corporation), or ULEHI, an affiliate of the University of Colorado, that allows us access to several different patents relating to the treatment of heart failure. This exclusive license may be subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. We must use commercially reasonable efforts to bring one or more products to market and, in order to retain an exclusive license, must meet certain milestones, including providing forecast reports and selling a minimum amount of product. In consideration for the license, we paid ULEHI an initial fee of $5,900, and we are obligated to pay future license maintenance fees of $4,250 per annum, as well as royalties, which are based upon net sales of the licensed products. As of December 31, 2003, we incurred a $25,000 sublicense fee to ULEHI under this agreement, which was paid in February 2004. Under this license agreement, we also have the primary responsibility of applying for and maintaining any patent or intellectual property rights. ULEHI may only assume such responsibility in the event that we decide not to do so. We amended this agreement in November 2003 to modify the royalty payment timeline and to include milestone payments for any drugs developed from the licensed technology, up to a maximum of $400,000 in the case of a drug for which an application for marketing approval is filed. This agreement may be terminated by either party upon breach of the agreement, or we may cancel the agreement upon six months notice to ULEHI.
      In December 1999, we entered into a Patent and Technology License Agreement with the University of Texas System, or the University, which gives us exclusive rights, with the right to sublicense, to certain patents and technology relating to cardiac hypertrophy and heart failure. Concurrently, we entered into a Sponsored Research Agreement with the University to fund research at the University of Texas Southwestern Medical Center. Rights to inventions arising from the sponsored research are included within the exclusive license granted by the license agreement. This exclusive license, signed concurrently with a Sponsored Research Agreement, may be subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. In consideration for the license, we paid an initial license fee of $50,000 and are obligated to pay future annual fees of $50,000 per year beginning the first year following termination of the Sponsored Research Agreement, a percentage of sublicense revenue and royalties based upon net sales. Additionally, we are obligated to make milestone payments for any drugs developed from the licensed technology, up to a maximum of $3.2 million in the case of a drug for which an application for marketing approval is filed. Patent prosecution and maintenance is carried out by a mutually agreed upon patent attorney, but we are obligated to reimburse the University for the associated patent costs. This license agreement will continue on a country by country basis in many cases until the last patent expires which currently is on

September 26, 2022, based on patents issued to date, although this could be extended. There are also provisions that allow termination of the license agreement upon breach of the license, upon our insolvency, or upon written mutual agreement between Myogen and the University. We must diligently attempt to commercialize a licensed or identified product or the University has certain rights to cancel the exclusivity of the license agreement if we fail to provide written evidence within sixty days of our commercialization attempts. Similarly, the University can completely terminate the license agreement in the future if we fail to provide written evidence of our commercialization attempts within sixty days.
      In January 2002, we entered into a second Patent and Technology License Agreement, which was amended in February 2004, and related Sponsored Research Agreement with the University. The license grants us exclusive rights, with the right to sublicense, to certain patents and technology relating to cardiac hypertrophy, heart disease, and heart failure, including inventions that arise during the conduct of the sponsored research. The patent and technology license is also subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. In consideration for this license, we paid an initial license fee totaling $35,000 and have an obligation to pay milestone payments potentially totaling $400,000, a percentage of sublicense revenue and royalties based upon a percentage of net sales. Provided we maintain the Sponsored Research Agreement, we do not have annual fees on either this license or the 1999 license; otherwise we would be obligated to pay annual fees of $5,000 per year. In addition, we are obligated to reimburse the University for patent expenses. For most products, this agreement will terminate upon the expiration of the last patent to expire, which currently is on February 13, 2021 based on patents issued to date, although this could be extended. There are also provisions that allow termination upon breach of the license, upon insolvency of the licensee, or upon written mutual agreement between Myogen and the University. This license agreement is also subject to the terms of the Sponsored Research Agreement entered into concurrently with the Patent and Technology License Agreement, under which we currently pay $250,000 per annum through March 31, 2007. In 2003, we incurred a $162,500 sublicense fee to the University under this agreement which was paid in January 2004.
      We continue to maintain a close working relationship with three of our academic founders: Dr. Michael Bristow, professor of cardiology at the University of Colorado Health Sciences Center, Dr. Leslie Leinwand, chairperson of molecular, cellular and developmental biology at the University of Colorado and Dr. Eric Olson, chairman of molecular biology at the University of Texas Southwestern Medical Center. Dr. Bristow currently serves as our Chief Science and Medical Officer. Dr. Olson serves as an active consultant, frequently visiting our laboratories and collaborating closely both in research areas and in our discussions with larger pharmaceutical firms. In the case of both laboratories, we have an option allowing us to acquire the rights to future cardiovascular discoveries. Both universities were issued shares of our common stock in connection with the execution of certain of our license and related agreements.
      In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for signing fees paid by Novartis to us totaling $5.0 million and an obligation by Novartis to provide research funding to us through October 2006, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. Upon execution of a license for a product candidate, Novartis is obligated to fund all further development of that product candidate, make payments to us upon the achievement of certain milestones (which may total up to $17.1 million for each product candidate) and pay us royalties for sales if the product is successfully commercialized. The agreement provides Novartis the right to extend the collaboration for an additional period of up to two years. Thereafter, the collaboration can be extended by mutual agreement of the parties. Novartis has the right to terminate the agreement after April 2005, subject to a termination payment. The agreement can also be terminated upon breach of the license, insolvency of either party, mutual written agreement or our sale to a competitor of Novartis. The agreement with Novartis provides that upon the completion of Phase II clinical trials of any product candidate they have licensed from us, we have an option to enter into a co-promotion and profit sharing agreement with Novartis for that product candidate in certain markets, subject to our reimbursement of development expenses incurred through the completion of the Phase II trials, our agreement to share future development and marketing costs and elimination of the royalty payable to us.
      We also intend to selectively enter into additional collaborations with other pharmaceutical or biotechnology companies that allow us to build upon our expertise in heart disease.
Intellectual Property, Patents and Market Exclusivity

Enoximone
      The primary patents covering enoximone expired in 2000 in the United States and 2001 in most of the major markets in Europe. In the United States, the Hatch-Waxman Act of 1984 provides up to five years of market exclusivity from the date of marketing approval by the FDA for any new chemical entity. We believe that enoximone capsules will meet the Hatch-Waxman Act’s various criteria and therefore we expect to receive five years of marketing exclusivity in the United States, when and if enoximone capsules are approved. In Europe, similar legislative enactments provide exclusivity on the data package used by a drug sponsor to obtain registration for a product with an expired compound patent. This protection is typically awarded for six to 10 years, depending on the registration approach taken by the sponsor. It is possible that enoximone will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended to our disadvantage.
      We have licensed from the University of Colorado a patent with broad claims for the use of positive inotropes, including enoximone, in conjunction with beta-blocker therapy to stabilize patients who are otherwise hemodynamically too unstable to accept beta-blocker therapy without such stabilization. The European counterpart application is currently undergoing prosecution.
      We are actively pursuing a patenting strategy which we believe will broaden and expand the enoximone portfolio and strengthen our ability to control the use of enoximone in the United States and worldwide. In addition, we plan to commission the development of a proprietary extended-release oral form of enoximone to reduce dosing frequency to once per day. We expect that this new formulation could provide market exclusivity to the extended release formulation of enoximone capsules beyond the expiration of legislative protections for immediate release enoximone capsules.

Ambrisentan and Darusentan
      We have licensed on an exclusive basis from Abbott the ambrisentan and darusentan patent portfolio. The patent portfolio consists of 12 patent families and approximately 185 patents and patent applications, including nine issued United States Patents and six issued European patents. These patents cover the drug products and formulations and a variety of methods of use and methods of manufacture. The primary patents covering ambrisentan and darusentan expire in 2015 in the United States and most markets in Europe. We believe, however, that ambrisentan and darusentan will be eligible for two to five years of additional patent term extension under the Hatch-Waxman Act.
      In July 2004, the FDA granted ambrisentan orphan drug designation under the United States Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that the FDA considers to be clinically superior to or different from another approved orphan drug, even though for the same condition, may also obtain approval in the United States during the seven-year exclusive marketing period. Legislation periodically has been introduced in recent years to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to allow marketing rights to simultaneous developers of a drug. We cannot be sure whether the Orphan Drug Act will be amended or, if amended, what effect the changes would have on us. We believe that the commercial success of ambrisentan will depend more significantly on the associated safety and efficacy profile and on the price relative to competitive or alternative treatments and other marketing characteristics of each product than on the exclusivity afforded by the Orphan Drug Act.

Other Intellectual Property
      We have expanded the development of our intellectual property through our drug discovery research program. To date, our research and development program has led to the filing of thirteen provisional United States patent applications, six of which have been converted to United States and Patent Cooperation Treaty applications.
      In addition, we have licensed on an exclusive basis from the University of Colorado and the University of Texas Southwestern Medical Center approximately 85 patents and patent applications covering technology for the diagnosis and treatment of heart failure, including twelve issued United States Patents and three issued Australian patents. Furthermore, under our licenses with the universities, and associated sponsored research agreements, we have been granted a right of first refusal to certain future discoveries in the field of heart disease and assumed responsibility for, or have significant input on, the prosecution of existing patent applications and applications covering future discoveries.
Competition
      The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular disorders. Many of these companies have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do.
      Several pharmaceutical and biotechnology companies have established themselves in the field of cardiovascular disease. In addition, many universities and private and public research institutes are active in cardiovascular research, some in direct competition with us. We also must compete with these organizations to recruit scientists and clinical development personnel. Significant competitors working on treatments for chronic heart failure, PAH and/or resistant hypertension are Actelion Ltd., Cardiome Inc., CoTherix, Inc., Encysive Pharmaceuticals, Inc., GlaxoSmithKline plc, Novartis AG, Orion Pharma, Pfizer Inc., Speedel Group, United Therapeutics Corp., Vasogen Inc., most other major pharmaceutical companies and other biotechnology firms.

Enoximone
      Following diagnosis, patients with chronic heart failure are typically treated with multiple oral medications, including ACE inhibitors, beta-blockers, vasodilators, diuretics and digoxin. ACE inhibitors and beta-blockers suppress the stress placed on the heart by increasing levels of the hormones angiotensin and norepinephrine and have demonstrated an ability to increase patient survival time. Vasodilators and diuretics minimize the work the heart must perform by increasing the diameter of blood vessels and ridding the body of excess fluid. Digoxin is a weak positive inotrope used to increase cardiac output early in the progression of chronic heart failure. Enoximone capsules are being developed as a therapeutic agent to be used in combination with existing medications and, therefore, we do not consider existing medications to be competitive with enoximone. We believe that there are currently no drugs similar to enoximone capsules in the market or under development.

Ambrisentan
      Prior to 2001, only continuous intravenous infusion of epoprostenol was available as a treatment for patients with more advanced stages of PAH. In mid-2002, a more stable form of prostacyclin that can be administered via continuous subcutaneous infusion, treprostinil, was approved by the FDA. In late 2004, the FDA approved an intravenous formulation of treprostinil and in December 2004 the FDA approved iloprost, an inhaled from of prostacyclin.

      The most significant therapeutic advance for patients with moderate to severe PAH took place in December 2001 with the approval of a twice-a-day oral formulation of bosentan, a non-selective ERA. Bosentan was demonstrated in clinical trials to improve exercise capacity and quality of life and has now become first line therapy for patients with Class III PAH.
      A number of companies, including Encysive Pharmaceuticals, Inc., have ETA receptor selective antagonist compounds in later stage clinical development in indications competitive with ambrisentan. In February 2005, Encysive announced positive preliminary results for sitaxsentan in its pivotal Phase III clinical trial for the treatment of PAH. We believe that sitaxsentan is likely to be approved for marketing in late 2005 or early 2006 and the results of the recent trial suggest that sitaxsentan could be a major competitor to ambrisentan if both of the products are approved for marketing in the United States or abroad.
      Pfizer Inc. recently completed clinical trials for sildenafil for the treatment of PAH and reported results of the trial at the annual conference of the American College of Chest Physicians in October 2004. At the end of 2004, Pfizer filed an NDA for expansion of its sildenafil label. The results of the study suggest that sildenafil could become a major competitor to ambrisentan if its label expansion is approved and ambrisentan is approved for marketing in the United States or abroad.

Darusentan
      There are multiple medications in each of several different drug classes (e.g., diuretics, ACE inhibitors, angiotensin receptor blockers, beta-blockers, calcium channel blockers and vasodilators) commercially available and widely used to treat hypertension. Darusentan is being developed as a therapeutic agent that we believe could be used in combination with these agents to provide better control of a patient’s high blood pressure, and as such we do not consider existing anti-hypertension agents to be competitive alternatives to darusentan.
      However, there are multiple ERAs in the clinical development portfolios of pharmaceutical and biotechnology companies. These ERAs may have the same potential as darusentan. Although we do not believe that any of these ERAs are currently in clinical development programs specifically targeting resistant hypertension, the Speedel Group recently announced positive Phase II results relating to a once daily oral ERA used to treat patients with diabetic renal disease, many of whom are likely to suffer from resistant systolic hypertension. Speedel has announced that it intends to start a Phase III study relating to this compound for diabetic renal disease in the second half of 2005.
Manufacturing
      The production of enoximone, ambrisentan, and darusentan employ small molecule organic chemistry procedures standard for the pharmaceutical industry. We plan to continue to outsource manufacturing responsibilities for these and any additional future products. This manufacturing strategy allows us to direct our financial and managerial resources to the development and commercialization of products rather than to the establishment of a manufacturing infrastructure.
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

      Regulatory authorities, an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
      Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for enoximone, ambrisentan or darusentan would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.
      Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their contractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, or cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers in order to ensure that the product meets applicable specifications. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.
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
Employees
      As of March 14, 2005 we had approximately 100 employees.

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
      We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products that generate significant revenues. Our existing product candidates will require extensive clinical evaluation, regulatory review and marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful drugs, for a number of reasons, including:

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
      Other than sales of Perfan® I.V. in Europe, which are only minor, we do not expect to be able to market any of our product candidates for a number of years. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of operating losses and we may never become profitable.
      We have experienced significant operating losses since our inception in 1996. At December 31, 2004, we had an accumulated deficit of $176.2 million. For the year ended December 31, 2004 we had an operating loss of $58.5 million and for the years ended December 31, 2003 and 2002, we had operating losses of $43.0 million and $28.8 million, respectively. Revenues from the commercial sales of our only approved product, Perfan® I.V., were $3.3 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively, and we will not achieve profitability from the sales of this product alone. We also do not expect that research and development revenue, which was $6.6 million and $1.0 million in 2004 and 2003, respectively, will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.
      Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies and expanding our discovery research programs. In 2004, our operations consumed approximately $4.0 million of cash per month, compared to $2.6 million of cash per month in 2003. In 2003 and 2004, this rate of cash consumption would have increased by an average of $0.5 million per month had research and development funding not been received. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of the first quarter of 2006. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

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
      A number of factors may prevent us from completing our projected goals for enrollment or decrease the pace of enrollment in our Phase III ARIES trials of ambrisentan in PAH. These factors include the inclusion of placebo control groups; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan in substantially similar PAH patient populations; the Phase IV trial of bosentan in PAH patients with Class II symptoms being conducted by Actelion Ltd; the continued market adoption of bosentan; the continued or increased off-label prescription of sildenafil in patients with PAH based on the results of a Phase III trial conducted by Pfizer and reported at the annual conference of the American College of Chest Physicians in October 2004; and FDA approval of sildenafil or sitaxsentan for PAH. We have committed substantial resources to the ARIES trials in an attempt to increase the likelihood of completing enrollment in an acceptable time frame. These efforts may not be successful in maintaining our projected current enrollment rates.
      As a result of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may conduct additional clinical trials. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.
      Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the Food and Drug Administration, or FDA, or other regulatory authorities denying approval of our product candidates for any or all targeted conditions. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will be safe for human use.

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
      Other than Perfan® I.V., which is approved for use in several European countries, our current product candidates, enoximone capsules, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.
      The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable.
      As part of the regulatory approval process, we must conduct pre-clinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of pre-clinical studies and clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate.
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
      Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our interpretations of data from pre-clinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
      Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability.
      Ambrisentan belongs to a class of drugs called endothelin receptor antagonists, which may cause liver and fetal abnormalities. Bosentan, a product of Actelion, Inc., also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required that Actelion distribute bosentan via a closed distribution system. This distribution system seeks to manage the post-marketing risk of an approved medication through: (i) limited access through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; (vi) an ongoing comprehensive program to monitor, collect, track, and report adverse event and other safety related information from patients receiving the medication; and (vii) distribution of a medication guide to patients that addresses concerns about liver toxicity and pregnancy and the actions patients should take to avoid these adverse events. Since ambrisentan belongs to the same class of drugs as bosentan, the FDA may require that ambrisentan be distributed through a closed distribution system that may make patient access and reimbursement more difficult.

There can be no assurance that enoximone capsules do not increase mortality.
      Clinical trials with type-III phosphodiesterase, or PDE-III, inhibitors, including enoximone capsules, have shown that at certain doses these compounds can increase the risk of mortality in specific patient populations. In studies of enoximone capsules administered at doses of 100 to 300 milligrams three times a day, some patients experienced abnormal rhythms in the beating of the heart. In one Phase II placebo-controlled trial involving 151 patients administered placebo capsules or enoximone capsules three times a day, there was a statistically significant increase in the mortality rate in the group of patients receiving 100 milligram enoximone capsules three times a day compared to the group of patients receiving placebo capsules: 36% of the patients treated with 100 milligrams enoximone capsules three times a day died during the evaluation period versus 23% of the patients treated with placebo. We are testing enoximone capsules administered at doses of 25 and 50 milligrams three times a day. The preliminary results of the EMOTE trial announced in March 2004 demonstrated a six-month mortality rate of 38% for the group of patients receiving enoximone and 31% for the group of patients receiving placebo. Although the difference in the mortality rates between these two groups did not achieve statistical significance, we cannot assure you that increased mortality will not occur at these lower doses in our larger pivotal clinical trials or in commercial usage after approval. If we are unable to clearly demonstrate that mortality is not increased by enoximone capsules at these lower doses, we are not likely to receive regulatory approval to market enoximone capsules.

Abnormal elevations of liver function test results have been reported as complications in trials of endothelin receptor antagonists.
      Abnormal elevations of liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported as complications in trials of endothelin receptor antagonists. If the results of any of our clinical trials, including the trials relating to ambrisentan and darusentan, indicate higher than expected levels of abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products.

Endothelin receptor antagonists, including ambrisentan and darusentan, have demonstrated toxicity in animals.
      Prior to regulatory approval for a product candidate, we are required to conduct studies of our product candidates on animals to determine if they have the potential to have toxic effects. The toxicology tests for ambrisentan and darusentan indicated that they both cause birth defects in rabbits and rats. Other toxicology tests indicated that ambrisentan and darusentan caused damage to the testes causing infertility in rats and that ambrisentan had the potential to cause damage to the testes in dogs. We assume that similar toxicities could occur in humans. As a result, we will only seek approval for, and the FDA will only consider approving ambrisentan and darusentan for, the treatment of severe diseases such as PAH or resistant systolic hypertension and will prohibit their use in women who may become pregnant.

Market acceptance of our product candidates is uncertain.
      We cannot assure you that physicians will prescribe or patients will use enoximone capsules, ambrisentan or darusentan, if they are approved. Physicians will prescribe our products only if they determine, based on experience, clinical data, side effect profiles and other factors, that they are preferable to other products then in use or beneficial in combination with other products. Recommendations and endorsements by influential physicians will be essential for market acceptance of our products and we may not be able to obtain these recommendations and endorsements. Because of prior reports of increased mortality caused by high dose enoximone capsules in earlier clinical trials, physicians may be unwilling to use enoximone capsules in treating their patients. Physicians may not be willing to use ambrisentan and darusentan because of demonstrated adverse side effects such as damage to testes in some animal species. Additionally, market acceptance of endothelin receptor antagonists will be limited because they are known to cause birth defects in animals and are believed to do the same in humans.
      Enoximone capsules for the treatment of advanced chronic heart failure, ambrisentan for the treatment of PAH and darusentan for the treatment of resistant systolic hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors and diuretics have been on the market for many years, and physicians have experience with prescribing these products for the treatment of chronic heart failure and hypertension. Bosentan, a non-selective endothelin receptor antagonist, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, sitaxsentan, an ETA selective endothelin receptor antagonist like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of recent pivotal Phase III clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and is likely to be on the market before ambrisentan. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. Pfizer Inc. completed clinical trials for sildenafil for the treatment of PAH, reported results of the trial at the annual conference of the American College of Chest Physicians in October 2004 and filed an NDA for expansion of its label. The results of the recent sildenafil and sitaxsentan studies and FDA approval of the drugs in 2005 and/or 2006 may slow market adoption of ambrisentan if it is approved.
      Many other factors influence the adoption of new pharmaceuticals, including marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third-party payors. Even if our product candidates achieve market acceptance, the market may not be large enough and/or prevailing market pricing may not be high enough to result in significant revenues. The failure of our product candidates to achieve market acceptance would prevent us from ever generating meaningful product revenues.

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
      In pre-clinical testing, ambrisentan and darusentan caused birth defects in animals. Based on these results and similar results with other endothelin receptor antagonists, we have concluded that ambrisentan and darusentan could cause birth defects in humans. Neither ambrisentan nor darusentan should be taken by women who are pregnant, or are capable of getting pregnant and not practicing adequate forms of birth control; however, there can be no assurance that ambrisentan or darusentan will not be taken by such women. Additionally, there can be no assurance that a patient will not exceed the recommended dose of our products and suffer adverse consequences. If a child is born with a birth defect or a patient suffers harm from exceeding the approved dose on our products, we may be subject to product liability claims that exceed any insurance coverage that may be in effect at the time.
      Regardless of their merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products and product candidates.
      We have obtained liability insurance of $10 million for Perfan® I.V. and our product candidates in clinical trials. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage or afford such coverage. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to renew or increase our insurance on reasonable terms, if at all.

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
      We rely primarily on third parties to conduct our clinical trials, including the ESSENTIAL and ARIES trials, as well as the clinical trials for darusentan. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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
      Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we or our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our success depends on retention of our President and Chief Executive Officer and other key personnel.
      We are highly dependent on our President, Chief Executive Officer and Chairman, J. William Freytag, Ph.D., and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Dr. Freytag in the amount of $2.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Dr. Freytag, as well as others on our executive management team, has a severance agreement with us, but the agreement provides for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.
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
      We have devoted and expect to continue to devote significant resources to our discovery research program. For the years ended December 31, 2004, 2003 and 2002, we spent $5.2 million, $3.3 million and $3.5 million, respectively, on our discovery research program. We are obligated under sponsored research agreements to make annual payments of $250,000 to the University of Texas Southwestern Medical Center. However, this program may not succeed in identifying additional therapeutic targets, product candidates or products. If we do not develop new products, and if our existing product candidates do not receive regulatory approval or achieve commercial success, we would have no other way to achieve any meaningful revenue. Moreover, if we do not develop new products, our revenues from any of our product candidates that are approved will eventually decline as they face competition when any applicable patents, or periods of market exclusivity expire. The collaboration agreement we entered into with Novartis in October 2003 provides Novartis with an exclusive option to our discoveries, with limited exceptions, for a three year period. Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.

Our operations may be impaired unless we can successfully manage our growth.
      We expect to continue to expand our research and development, product development, sales and marketing and administrative operations. Our number of employees and operational spending have increased significantly each year since inception. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage further growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure that

(i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.
      Since our inception, we have acquired three product candidates through in-licensing. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

Our attempts to increase future sales of Perfan® I.V. may be unsuccessful.
      Our current product sales revenue is derived solely from European sales of Perfan® I.V. and we recorded $3.3 million in sales of this product in 2004. The revenue we receive on sales of Perfan® I.V. currently exceeds our costs associated with having it manufactured and sold. The sales of Perfan® I.V. fund our European sales efforts and help offset some of the costs we incur to develop our product candidates. We believe that our sales and marketing efforts in Europe will, at most, lead to only modest increases in Perfan® I.V. sales. Our sales may decline over time due to the lack of patent protection for Perfan® I.V. and competition from other drugs sold for the same condition as Perfan® I.V., some of which sell for significantly lower prices. If we do not maintain or increase our sales of Perfan® I.V. in Europe, our operating losses will increase. We could also be forced to discontinue our European sales program, depriving us of potential commercialization and sales experience and contacts which may be important for the successful commercial launch of any of our product candidates that receive regulatory approval.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
      The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 100 employees, 48% of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
      As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and the corresponding audit of that assessment by our independent registered public accounting firm, we identified significant deficiencies in our internal controls over financial reporting, none of which was determined to be a “material weakness” as defined by the Public Company Accounting Oversight Board. However, we cannot assure you that we will not find significant deficiencies or material weaknesses in the future. We also cannot assure that we could correct any such weakness to allow our management to assess whether our internal control over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the Securities and Exchange Commission, or SEC, or attest that we have maintained effective internal control over financial reporting. If we fail to comply with the Sarbanes Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
      Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from future lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our operations involve hazardous materials, and compliance with environmental laws and regulations is expensive.
      Our research and development activities involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials including tritium and phosphorus-32 and biological materials including human tissue samples that have the potential to transmit diseases. Our operations also produce hazardous waste. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. Although we currently carry a $2.0 million pollution and remediation insurance policy, we cannot assure that this would be sufficient to cover our potential liability if we experienced a loss or that such insurance will continue to be available to us in the future.

Changes in the economic, political, legal and business environments in foreign countries in which we do business could limit or disrupt our current and future international sales and operations.
      We sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our international sales and operations could be limited or disrupted by any of the following:

•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory approvals of products in a timely manner;

•	import and export license requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	business interruptions resulting from geo-political actions, including war and terrorism;

•	compliance with tax, employment, immigration and labor laws;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties in staffing and managing international operations; and

•	slower payment terms.

Currency fluctuations may negatively affect our financial condition.
      We sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our business is affected by fluctuations in foreign exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, as a result, financial positions are translated into United States dollars at the applicable foreign exchange rates. Our revenues are denominated in foreign currencies while the majority of our expenses are denominated in United States dollars. As exchange rates fluctuate, such fluctuations may adversely affect our results of operations, financial position and cash flows. In addition, we conduct clinical trials in many countries, exposing us to cost increases if the United States dollar declines in value compared to other currencies.
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
      Actelion Ltd received FDA approval in December 2001 for bosentan, a non-selective endothelin receptor antagonist for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil for the treatment of PAH. GlaxoSmithKline plc markets epoprostenol for PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase III study and may be approved for PAH earlier than ambrisentan. Pfizer Inc. has evaluated the use of sildenafil for the treatment of PAH, and reported results of a 278-patient Phase III trial at the annual meeting of the American College of Chest Physicians in October 2004. The results of this study suggest that sildenafil could become a major competitor to ambrisentan. Pfizer filed an NDA with the FDA in December 2004 to expand the labeling for sildenafil to include Class II and Class III PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective endothelin receptor antagonists in late-stage clinical development and could compete with ambrisentan and darusentan. In addition, a number of companies, including Actelion, Roche, Novartis AG and Speedel, are developing renin inhibitors for the treatment of hypertension.
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
      Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, their market acceptance may be reduced.

Health care reform measures could adversely affect our business.
      The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is the discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement this directive, in July 2003 the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives remain subject to active debate both on the federal and state levels and could decrease the price we or any potential collaborators receive for our products, adversely affecting our profitability.
      We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Outside the United States certain countries set prices in connection with the regulatory process. We cannot be sure that such prices will be acceptable to us or our collaborative partners. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.
      The FDA has designated ambrisentan an orphan drug under the Orphan Drug Act. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product. In recent years, Congress has considered legislation to change the Orphan Drug Act to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the Orphan Drug Act is amended in this manner, any approved drugs for which we have been granted exclusive marketing rights under the Orphan Drug Act will face increased competition, which may decrease the amount of revenue we may receive from these products.

Changes in or interpretations of accounting rules and regulations, including recently enacted changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
      Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, “FAS 123(R)”) and its related implementation guidance in December 2004. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we intend to adopt the standard in the third quarter of fiscal 2005.
      We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. As a result of our implementation of FAS 123(R), our future operating expenses will increase. We rely heavily on stock options to compensate existing employees and attract new employees. We may choose to reduce our reliance on stock options as a compensation tool as a result of the impact of FAS 123(R). If we reduce our use of stock options, it may be more difficult for us to attract, motivate and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.
Risks Related to Our Intellectual Property

Since we will not obtain additional patent protection for enoximone capsules, we expect to rely solely on the Hatch-Waxman Act and similar foreign statutes to obtain market exclusivity.
      The primary composition of matter patents covering enoximone have expired. We therefore have no direct means to prevent third parties from making, selling, using or importing enoximone in the United States, Europe, Japan or elsewhere. Instead, we expect to rely upon the United States Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for enoximone capsules. For new drug applications, or NDAs, for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete regulatory submission for enoximone. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. European law may provide us with marketing exclusivity in Europe for a period up to ten years following marketing approval in any European country. In addition, Japanese law may provide us with marketing exclusivity in that country for a period up to six years following Japanese marketing approval.
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
      We have exclusive, worldwide licenses to enoximone for the treatment of cardiovascular disease, ambrisentan for all conditions, and darusentan for all conditions other than cancer. We also have the worldwide exclusive rights to certain patents and patent applications licensed from the University of Colorado and the University of Texas Southwestern Medical Center and rights to license future technology and patent applications arising out of research sponsored at those institutions related to heart failure. Key financial and other terms for future technology would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.
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
      We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. While we believe that we have protected our trade secrets, some of our current or former employees, consultants, scientific advisors or collaborators may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. If our collaborative partners, employees or consultants develop inventions or processes independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those inventions and/or processes. Such inventions and/or processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how or gain access to our proprietary information through some other means.

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
      Our success depends in part on operating without infringing the proprietary rights of third parties. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on its patent, it may sue us even if we have received patent protection for our technology. If another party claims we are infringing its technology, we could face a number of issues, including the following:

•	defending a lawsuit, which is very expensive and time consuming;

•	defending against an interference proceeding in the United States Patent and Trademark Office, which also can be very expensive and time consuming;

•	an adverse decision in a lawsuit or in an interference proceeding resulting in the loss of some or all of our rights to our intellectual property;

•	paying a large sum for damages if we are found to be infringing;

•	being prohibited from making, using, selling or offering for sale our product candidates or our products, if any, until we obtain a license from the patent holder. Such a license may not be granted to us on satisfactory terms, if at all, and even if we are granted a license, we may have to pay substantial royalties or grant cross- licenses to our patents; and

•	redesigning the manufacturing methods or the use claims of our product candidates so that they do not infringe on the other party’s patent in the event that we are unable to obtain a license, which, even if possible, could require substantial additional capital, could necessitate additional regulatory approval, and could delay commercialization.
Risks Related to Our Stock

The market price of our common stock has been and may continue to be highly volatile.
      We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence.
      Our executive officers, directors and principal stockholders, together with their affiliates, currently own approximately 52% of our voting stock, including shares subject to their outstanding options and warrants, and we expect that this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could limit the market value of our common stock.

Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.
      Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of December 31, 2004 we had 4,673,459 shares of our common stock reserved for issuance under our 2003 Equity Incentive Plan, 260,496 shares of which have been issued upon exercise of options, 147,907 shares of which have been issued pursuant to restricted stock issuances, 3,330,861 shares of which are subject to outstanding but unexercised option grants most of which have exercise prices below our current market price and 934,195 shares of which remain available for future grant. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, we have 250,000 shares of our common stock reserved for issuance under our 2003 Employee Stock Purchase Plan, none of which were issued as of December 31, 2004. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,878,351 shares of our common stock, all of which have exercise prices below our current market price. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change of control or management, even if such changes would be beneficial to our stockholders.
      Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Since management is appointed by the board of directors, any inability to effect a change in the board may result in the entrenchment of management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock;

•	limiting the removal of directors by the stockholders to removal for cause;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.
      In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

ITEM 2.	PROPERTIES
      We currently lease approximately 40,000 square feet of office and laboratory space in Westminster, Colorado. The lease expires on October 31, 2008. We have options to extend the lease until 2018. We believe that there is adequate space for lease in our area to support our future growth requirements.

ITEM 3.	LEGAL PROCEEDINGS
      We are not currently a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
      Our common stock is traded on the Nasdaq National Market under the symbol “MYOG.” Trading of our common stock commenced on October 30, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2004	High	Low

First Quarter	$18.40	$10.50
Second Quarter	13.20	7.49
Third Quarter	8.21	5.40
Fourth Quarter	9.21	7.15

Year Ended December 31, 2003	High	Low

Fourth Quarter (from October 30, 2003)	$16.90	$11.70
      On March 9, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $7.32 per share. On March 9, 2005, we had approximately 121 holders of record of our common stock.
Dividends
      We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future. Our term loan prohibits payment of any dividends on our common stock.

Equity Compensation Plan Information
      The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)

Number of Securities
Remaining Available
		Weighted-Average	for Future Issuance
	Number of Securities	Exercise Price of	Under Equity
	to be Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options,	(Excluding
	Outstanding Options,	Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights(3)	in Column (a))

Equity compensation plans approved by security holders(1)(2)	3,330,861	$3.96	1,184,195

Equity compensation plans not approved by security holders	0	$0.00	0

Total	3,330,861	$3.96	1,184,195

(1)	As of December 31, 2004, 4,265,056 shares were authorized and unissued under our 2003 Equity Incentive Plan. On January 1 of each year during the term of our 2003 Equity Incentive Plan, beginning on January 1, 2004 through and including January 1, 2013, the number of shares in the reserve automatically will be increased by the lesser of 5% percent of our then-outstanding shares on a fully-diluted basis, or 2,500,000 shares of common stock subject to the ability of our board of directors to prevent or reduce such increase. On January 1, 2005, the share reserve of our 2003 Equity Incentive Plan was increased by 1,000,000 shares.

(2)	As of December 31, 2004, 250,000 shares were reserved for issuance under our 2003 Employee Stock Purchase Plan. On January 1 of each year during the term of our 2003 Employee Stock Purchase Plan, beginning on January 1, 2004 through and including January 1, 2013, the number of shares in the reserve automatically will be increased by the lesser of 1.25% percent of our then-outstanding shares on a fully-diluted basis, or 500,000 shares of common stock, subject to the ability of our board of directors to prevent or reduce such increase. As a result of board action, there was no increase in the share reserve of our 2003 Employee Stock Purchase Plan as of January 1, 2005.

(3)	Column (b) does not include the shares issued or available for issuance under our 2003 Employee Stock Purchase Plan.
Recent Sales of Unregistered Securities
      On September 29, 2004, we closed a Private Investment in a Public Entity (PIPE) financing transaction. In connection with the transaction, we sold 9,195,400 shares of our common stock at a price of $6.525 per share, together with warrants to purchase up to 1,839,080 shares of our common stock. The warrants issued in the transaction (the “PIPE Warrants”) may be exercised by the holders on any date on or after April 30, 2005 and prior to September 30, 2009 at an exercise price per share of $7.80.
      Investors in the PIPE offering included existing Myogen stockholders New Enterprise Associates, InterWest partners, Perseus-Soros Biopharmaceutical Fund and Sequel Venture Partners as well as several new investors. A complete list of the PIPE investors can be located in our resale S-3 Registration Statement (Reg. No. 333-120063) (the “Resale Registration Statement”).
      On October 29, 2004, we filed the Resale Registration Statement to register the common stock issued in the PIPE offering and the common stock issuable upon exercise of the PIPE Warrants. The Resale Registration Statement was declared effective by the Securities and Exchange Commission on November 18, 2004.

      The placement agents for the PIPE offering were CIBC World Markets Corp. and Lazard Freres & Co. LLC. We incurred expenses in connection with the PIPE offering of $2.9 million, which consisted of direct payments of: (i) $310,000 in legal and accounting fees; (ii) $2.5 million in placement agent fees and commissions; and (iii) $90,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
      After deducting expenses of the PIPE offering, we received net offering proceeds of approximately $57.1 million. As of December 31, 2004, the net proceeds of the PIPE offering were invested in instruments with maturities of 18 months or less.
      The issuance of the PIPE securities was exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under the Securities Act. All purchasers of our securities in the PIPE offering made representations as to their status as “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.
Use of Proceeds from Sales of Registered Securities
      On November 4, 2003, we closed the sale of 5,000,000 shares of our common stock in our initial public offering (the “Offering”), and on November 7, 2003, we closed the sale of an additional 750,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-108301) (the “Registration Statement”) we filed to register our common stock in the Offering was declared effective by the Securities and Exchange Commission on October 29, 2003. The Offering commenced as of October 29, 2003 and did not terminate before any securities were sold. The offering was completed and all shares were sold at an initial price per share of $14.00. The aggregate purchase price of the Offering amount registered was $80,500,000.
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
      After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of December 31, 2004, we held approximately $62.5 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report. The statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000, are derived from our audited consolidated financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

						Cumulative Period
						from June 10, 1996,
						(Date of Inception)
						Through
	Years Ended December 31,					December 31,

	2004	2003	2002	2001	2000	2004

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Product sales	$3,318	$2,846	$2,343	$1,808	$427	$10,741
Research and development contracts	6,606	1,010	—	—	—	7,617

	9,924	3,856	2,343	1,808	427	18,358
Costs and expenses:
Cost of product sold	1,077	885	877	756	167	3,764
Research and development(1)	54,124	37,365	24,950	15,288	7,672	142,843
Selling, general and administrative(1)	9,259	4,387	4,650	3,497	2,830	27,098
Stock-based compensation	3,948	4,192	681	38	14	8,873

	68,408	46,829	31,158	19,579	10,683	182,578

Loss from operations	(58,484)	(42,973)	(28,815)	(17,771)	(10,256)	(164,220)
Interest income (expense), net	821	(136)	786	659	836	3,221

Loss before income taxes	(57,663)	(43,109)	(28,029)	(17,111)	(9,420)	(160,999)
Income taxes	22	39	18	3	—	83

Net loss	(57,685)	(43,148)	(28,048)	(17,114)	(9,420)	(161,082)
Accretion of mandatorily redeemable convertible preferred stock	—	(13,187)	(14,684)	(607)	(3,696)	(32,500)
Dividend related to beneficial conversion feature of preferred stock(2)	—	(39,935)	—	—	—	(39,935)

Net loss attributable to common stockholders	$(57,685)	$(96,270)	$(42,731)	$(17,721)	$(13,116)	$(233,517)

Basic and diluted net loss per common share	$(2.00)	$(17.79)	$(42.59)	$(19.80)	$(14.95)

Weighted-average shares used in computing basic and diluted net loss per share(3)	28,839,076	5,411,891	1,003,426	894,865	877,400

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$119,589	$114,252	$33,798	$56,504	$9,781
Working capital	106,677	107,630	31,751	55,814	9,646
Total assets	125,603	121,273	38,144	58,541	11,716
Long-term obligations	1,901	5,064	3,740	33	108
Mandatorily redeemable convertible preferred stock(2)	—	—	106,566	91,917	29,073
Common stock	36	26	1	1	1
Deficit accumulated during the development stage	(176,162)	(118,477)	(75,329)	(35,408)	(17,784)
Total stockholders’ equity/(deficit)	107,314	103,922	(76,829)	(35,569)	(17,934)

(1)	For the years ended December 31, 2004, 2003 and 2002, research and development and selling, general and administrative expenses exclude stock-based compensation of $1,971 and $1,977, $2,373 and $1,819, and $431 and $250, respectively. For the cumulative period from June 10, 1996 (Inception) to December 31, 2004, research and development and selling, general and administrative expenses exclude stock-based compensation of $4,827 and $4,046, respectively.

(2)	During the year ended December 31, 2003, we raised $39.9 million through the sale of additional shares of Series D preferred stock in August and upon the completion of our initial public offering in November, all of the outstanding Series A, C and D mandatorily redeemable convertible preferred stock was converted into approximately 19.4 million shares of common stock. We recorded a non-cash beneficial conversion charge of $39.9 million in 2003, which is calculated as the difference between the Series D preferred stock offering price and the estimated fair value of the Series D preferred stock, limited to the amount of the proceeds from the sale of the Series D preferred stock.

(3)	The weighted average shares used in computing basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year and excludes all dilutive potential common stock, including options, mandatorily redeemable convertible preferred stock, convertible preferred stock, common stock subject to repurchase and warrants. In November 2003, we sold 5.75 million shares of common stock for net proceeds of $73.3 million in our initial public offering. Concurrently, we issued approximately 19.6 million shares of common stock upon the conversion of all of the outstanding shares of Series A, B, C and D preferred stock. Accordingly, this resulted in the increase in the weighted average common shares outstanding for the year ended December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      We have three product candidates in late-stage clinical development: enoximone capsules for the treatment of patients with advanced chronic heart failure, ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH) and darusentan for the treatment of patients with resistant systolic hypertension. All three of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies and have the potential to address unmet needs in their respective markets.

•	Enoximone. We currently market an intravenous (i.v.) formulation of enoximone, Perfan® I.V., in eight countries in Europe for the treatment of acute decompensated heart failure. We believe that chronic oral administration of low doses of enoximone capsules has the potential to alleviate symptoms and reduce hospitalizations for patients with advanced chronic heart failure, resulting in a decrease in associated health care costs and improvement in patients’ quality of life. We are evaluating enoximone capsules in three Phase III trials (ESSENTIAL I & II and EMPOWER) and we completed one additional Phase III trial in February 2004 (EMOTE). In November 2004, we announced the completion of the treatment phase of both ESSENTIAL trials. We plan to report preliminary data for the ESSENTIAL trials in the middle of 2005.

•	Ambrisentan. We believe that ambrisentan may have several clinical benefits over existing PAH therapies, including greater and more durable efficacy, low incidence of liver toxicity, once daily dosing and lower incidence of interactions with other drugs. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials, ARIES-1 & -2, in January 2004. We expect to complete enrollment in ARIES-2 by the end of June 2005 and ARIES-1 in the fourth quarter of 2005. We plan to report preliminary results from each of the ARIES trials approximately six months following the completion of enrollment in each trial.

•	Darusentan. We believe that there is a significant need for a therapeutic agent that, when added to currently available medications, is capable of lowering blood pressure in patients suffering from resistant systolic hypertension (i.e., patients whose blood pressure cannot be adequately controlled with existing medication). We believe that darusentan may be an agent that is capable of improving control of blood pressure in this patient population, leading to the potential for enhanced patient outcomes, such as a reduction in the number of serious cardiac events and the progression of chronic kidney disease. In July 2004, we announced the initiation of a Phase IIb clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. We expect this trial to be completed in the middle of 2005 and we intend to report results of the trial shortly thereafter.
      Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in heart failure.
      We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $176.2 million as of December 31, 2004. We incurred operating losses of $58.5 million, $43.0 million, $28.8 million for the years 2004, 2003 and 2002, respectively. Our research and development expenses have historically been much higher than our revenues.
      Our current revenue is derived from sales of Perfan® I.V. in eight European countries and research and development contract revenues from our agreement with Novartis signed in October 2003. Prior to our licensing the worldwide rights to enoximone in 1998, Perfan® I.V. was marketed in Europe by Aventis. In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with distributors to distribute Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan® I.V. in 2000. Even if our sales and marketing efforts lead to modest increases in Perfan® I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the cost of Perfan® I.V., which we purchase exclusively from contract manufacturers, and the cost of royalties payable to Aventis.
      Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to December 31, 2004, we have incurred expenses of approximately $77.7 million, $36.6 million and $9.4 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan.
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
      We have a discovery research effort, which is conducted by our scientists, through collaborative agreements with academic laboratories and in conjunction with Novartis. In October 2003, we entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for license payments and a commitment to fund our research, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. Upon execution of a license, Novartis is obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from us, we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses up to that point, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.
      Our selling, general and administrative expense category consists of our sales, marketing, business development, finance, accounting and general administration costs. These costs are primarily comprised of expenses related directly to our staff, as well as external costs associated with service providers such as lawyers, accountants and insurers. We anticipate that selling, general and administrative expenses will increase significantly in the foreseeable future based on our expectation that we will expand our efforts to prepare for the potential commercialization of enoximone capsules and ambrisentan.
      Our on-going clinical programs studying enoximone capsules, ambrisentan and darusentan will be lengthy and expensive. Even if these trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates for several years. As a result, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses is subject to significant uncertainty, we expect them to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. Our primary source of working capital has been equity financings.
      The pace and outcome of our clinical development programs and the progress of our discovery research program are difficult to predict. If we enter into additional third party collaborations or acquire new product candidates, the timing or amounts of any related licensing payments or expenses are likely to be highly variable. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenues

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues:
Product sales	$3,318	$2,846	$2,343
Research and development contracts	6,606	1,010	—

	$9,924	$3,856	$2,343

Product Sales
      Product sales were derived from sales of Perfan® I.V. in Europe. $300,000 of the increase in 2004 as compared to 2003 was due to a favorable change in the euro exchange rate. Approximately $170,000 of the increase in 2004 as compared to 2003 was due to an increase of 13% in unit sales. $470,000 of the increase in 2003 as compared to 2002 was due to a favorable change in the euro exchange rate, and the remainder was due to an increase in sales volume, partially offset by a decrease in the average selling price.
      We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our level of expenses.

Research and development contracts revenue
      Research and development contracts revenues for the years ended December 31, 2004 and 2003 were related to the research agreement with Novartis executed in October 2003; therefore, there was no corresponding revenue in 2002. The 2004 research and development contract revenue consists of license revenue totaling $1.7 million and research support funding of $4.9 million. The 2003 research and development contract revenue consists of license revenue totaling $385,000 and research support funding of $625,000. The license revenue is related to the non-refundable upfront payment from Novartis, which is recognized ratably over the expected service period. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed.
      We expect both license revenue and research support in 2005 to approximate the amounts recognized in 2004.

Costs and Expenses

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Costs and expenses:
Cost of product sold	$1,077	$885	$877
Research and development (excluding stock-based compensation)	54,124	37,365	24,950
Selling, general and administrative (excluding stock-based compensation expense)	9,259	4,387	4,650
Stock-based compensation	3,948	4,192	681

	$68,408	$46,829	$31,158

Cost of Product Sold
      The cost of product sold for Perfan® I.V. increased in 2004 as compared to 2003 due to an increase in units sold. The cost of product sold for Perfan® I.V. increased slightly in 2003 as compared to 2002 due to currency fluctuations partially offset by a reduction in material costs associated with a change in contract manufacturing. Due to these factors, the cost of Perfan® I.V. sold as a percentage of product sales were 32%, 31%, and 38% for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development
      Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Development
Enoximone capsules	$26,757	$19,718	$14,588
Ambrisentan	16,255	7,962	4,368
Darusentan	4,250	149	—

Total development	47,262	27,829	18,956
License fees
Enoximone	—	—	1,500
Ambrisentan	1,500	1,000	1,000
Darusentan	—	5,000	—
Other	117	188	—

Total license fees	1,617	6,188	2,500
Discovery research	5,245	3,348	3,494

Total research and development	$54,124	$37,365	$24,950

      The $7.0 million increase in development costs for enoximone capsules in 2004 as compared to 2003 was primarily due to the following:

•	$5.5 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$765,000 increase in external contract costs associated with clinical monitoring, clinical trial materials, consulting and program management efforts related to other enoximone trials;

•	$470,000 increase related to enoximone raw material costs expensed for expected use in manufacturing development and analytical testing;

•	$330,000 increase in costs associated with stability and release testing; and

•	$1.1 million increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.
      These increases were partially offset by a $550,000 decrease related to manufacturing process optimization and development.

      The $5.1 million increase in development costs for enoximone capsules in 2003 as compared to 2002 was primarily due to the following:

•	$3.9 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts, as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$941,000 increase in the costs associated with work on developing the commercial manufacturing process for enoximone;

•	$511,000 increase in the internal costs associated with the management of the enoximone trials, primarily due to an increase in our staff; and

•	$255,000 increase in costs associated with producing clinical trial materials for the ESSENTIAL trial.
      These increases are partially offset by a $715,000 decrease in costs associated with the continuing EMOTE trial, reflecting reduced costs, as this study nears completion.
      We anticipate that our enoximone capsules clinical trial costs will be reduced due to the completion of a substantial part of our enoximone clinical program, but substantial additional costs will be incurred in connection with our product development, manufacturing and regulatory efforts.
      The $8.3 million increase in development costs for ambrisentan in 2004 as compared to 2003 was primarily related to:

•	$7.7 million increase in expenses due to the cost of our two Phase III ARIES trials and the related extension study, which were initiated in January 2004;

•	$2.4 million increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$130,000 increase in expenses due to the extension study associated with our Phase II PAH trial; and

•	$910,000 increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.
      These increases were partially offset by a $2.0 million decrease related to the conclusion of our Phase II PAH trial in September 2003.
      The $3.6 million increase in development costs for ambrisentan in 2003 as compared to 2002 was primarily related to:

•	$1.9 million increase in expenses related to non-clinical toxicology studies;

•	$1.4 million increase in expenses due to the cost of activities preparatory to initiating our two Phase III ARIES trials;

•	$819,000 increase in expenses due to the initiation of the extension study for our Phase II PAH trial; and

•	$337,000 increase in internal expenses associated with the management of the ambrisentan trials.
      These increases are partially offset by a $957,000 decrease due to costs which were incurred in 2002 related to the exploration of a potential additional indication of ambrisentan that we did not pursue.
      We anticipate development costs associated with ambrisentan to increase in 2005 compared to 2004 due to the expansion of our efforts dedicated to the ARIES trials and increased costs related to process development and manufacturing.

      The development costs for darusentan in the 2004 were related to costs for the Phase IIb clinical trial:

•	$3.2 million in expenses incurred from activities related to our Phase IIb clinical trial of darusentan in resistant systolic hypertension;

•	$220,000 in consulting costs;

•	$130,000 in expenses related to analytical and regulatory work; and

•	$375,000 in internal expenses associated with the management of the darusentan trials primarily due to an increase in the number of employees.
      We believe our costs for the development of darusentan will increase in 2005 compared to 2004 due to the costs to complete the Phase IIb clinical trial and costs to prepare for pivotal Phase III trials, if the Phase IIb results are encouraging.
      In 2004, the license fees were primarily attributable to the initiation of the ambrisentan Phase III trials totaling $1.5 million. In 2003, the $5 million license fee was attributable to the in-licensing of darusentan and the final $1.0 million cost reimbursement for ambrisentan. The 2002 license fees were for the final upfront fee for enoximone of $1.5 million and a $1.0 million payment for prior research costs incurred by the prior sponsor of ambrisentan.
      Discovery research expenses increased primarily due to increased staffing costs related to our collaborative research program with Novartis in 2004 as compared to 2003. The initiation of the Novartis collaboration occurred in October of 2003. In addition, we had a decrease of $150,000 in SBIR funding, which reduced the amount of the offset to our research costs. We expect a further increase in discovery research in 2005 due to a planned expansion of our research staff, much of which will not lead to increased research contracts revenue.
      Although total discovery research expenses were relatively consistent from 2002 to 2003, in 2003 we recorded an increase in internal spending of $568,000 to expand our high throughput screening efforts. This was offset by a decrease of $310,000 in our support of research programs at academic laboratories and a decrease of $234,000 in reported costs due to increased SBIR funding, which is treated as an offset to expense.

Selling, General and Administrative
      The $4.9 million increase in selling, general and administrative expense in 2004 as compare to 2003 primarily relates to:

•	$1.6 million increase in insurance and professional service costs related to being a public company for the full year, including costs related to compliance with the Sarbanes-Oxley Act;

•	$1.2 million related to increased staffing and related recruiting costs;

•	$780,000 increase in market research costs;

•	$410,000 increase related to facility and office maintenance costs related to increased space and staffing; and

•	$215,000 increase in conferences and consulting costs.
      The $263,000 decrease in selling, general and administrative expense in 2003 as compared to 2002 primarily relates to a decrease of $230,000 in consulting costs and a $200,000 decrease in relocation and travel costs offset by a $150,000 increase in insurance costs related to becoming a public company.
      We expect a significant increase in selling, general and administrative expense in 2005, based on our expectation that we will expand our efforts to prepare for the potential commercialization of enoximone capsules and ambrisentan.

Stock-Based Compensation
      Stock-based compensation expenses were $3.9 million, $4.2 million and $681,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 as compared to 2003 was due to granting and vesting of below-market options granted to employees prior to the initial public offering and a decrease in the fair value of our common stock for options granted to non-employees. During 2004, the Company did not grant options to employees with exercise prices below the fair market value on the date of grant. The increase in 2003 as compared to 2002 was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Research and development	$1,971	$2,373	$431
Selling, general and administrative	1,977	1,819	250

	$3,948	$4,192	$681

Interest Income/(Expense), Net
      Interest income net of interest expense was $821,000, ($136,000) and $786,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income was $1.3 million, $585,000 and $926,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in interest income in 2004 as compared to 2003 relates to increased cash balances from our financings. The decrease in interest income in 2003 relates to the decreased cash balance for the first three quarters of 2003 and the overall decline in interest rates. Interest expense was $460,000, $721,000, and $140,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense decreased in 2004 as compared to 2003 primarily related to a decrease in our term loan balance. In 2003, the increase in interest expense is primarily due to a full year of interest payments on the $5 million term loan entered into in December 2002.

Accretion of Mandatorily Redeemable Convertible Preferred Stock
      Accretion of mandatorily redeemable convertible preferred stock was $13.2 million, and $14.7 million for the years ended December 31, 2003 and 2002, respectively. Accretion of the mandatorily redeemable convertible preferred stock for the years ended December 31, 2003 and 2002 represented the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock. The $1.5 million decrease in 2003 is due to the conversion of all mandatorily redeemable convertible preferred stock upon completion of our initial public offering in November 2003, offset by an increase associated with the issuance of an additional $39.9 million of Series D mandatorily redeemable convertible preferred stock in August 2003. There is no corresponding expense in 2004 due to the conversion of all shares of the Series A, C and D mandatorily redeemable convertible preferred stock into common stock on November 4, 2003.

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
Liquidity and Capital Resources
      Our cash, cash equivalents and investments amounted to $119.6 million at December 31, 2004. From our inception on June 10, 1996 to December 31, 2004, we funded our operations primarily with $257.9 million (net of issuance costs) from private equity financings and our public offerings, $5.3 million from term loans, $10.7 million from sales of Perfan® I.V., $10.5 million related to our research and development contract with Novartis and $3.2 million from net interest income earned on cash equivalents and investments. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. On November 7, 2003, we completed our initial public offering, which raised net proceeds of $73.3 million. On September 29, 2004, we completed a PIPE financing, in which 9,195,400 new shares of our common stock and warrants exercisable for 1,839,080 shares of our common stock were issued for proceeds of $57.1 million, net of $2.9 million in issuance costs. The warrants have an exercise price of $7.80 per share. These additional funds have been invested in instruments with maturities of 18 months or less. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, including payroll costs. We believe that our cash, cash equivalents and investment balances will allow us to fund our future working capital and capital expenditures through at least the end of the first quarter of 2006 and potentially longer if the results of our ESSENTIAL trials and/or Phase IIb trial of darusentan are not positive.
      Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Our Board of Directors has approved our written investment policy, which limits our investment instruments to those mentioned above. We review compliance with this policy on a monthly basis.
      At December 31, 2004, we had approximately $2.5 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements in 2005, and we expect our spending on fixed assets to grow in future years.
      Operating activities resulted in net cash outflows of $47.7 million, $31.7 million, and $26.5 million for the years ended December 31, 2004, 2003 and 2002 respectively. The cumulative net cash outflow from operating activities from our inception to December 31, 2004 was $136.0 million. The use of cash in all periods was primarily a result of funding our research and development activities.
      Investing activities resulted in a net cash inflow of $19.2 million, a net cash outflow of $43.1 million and a net cash inflow of $7.0 million for the years ended December 31, 2004, 2003 and 2002 respectively. The net cash inflow for the year ended December 31, 2004 is primarily from $111.5 million in purchases of investments offset by $132.4 million in proceeds from the maturity of short-term investments. The net cash outflow for the year ended December 31, 2003 resulted primarily from $114.8 million in purchases of short-term investments offset by $71.7 million in proceeds related to the maturity of short-term investments. The net cash inflow for the year ended December 31, 2002 is primarily from $66.5 million in purchases of short-term investments offset by $74.8 million in proceeds from the maturity of short-term investments. Cumulative investing activities from inception to December 31, 2004 resulted in net cash outflows of $52.9 million, with $4.2 million in net capital asset expenditures and $434.8 million in purchases of investments offset by $385.8 million in proceeds from the maturity of investments.
      Financing activities resulted in net cash inflows of $55.4 million, $112.2 million, and $5.0 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Financing activities for 2004 primarily consisted of a PIPE financing, in which 9,195,400 shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for a total net proceeds of $57.1 million, offset by approximately $1.8 million of payments on our term loan. Financing activities for 2003 primarily consisted of the sale of additional shares of our Series D preferred stock with net proceeds of $39.9 million and our initial public offering which raised net proceeds of $73.3 million, offset by approximately $1.1 million of payments on our term loan. Financing activities for the year 2002 consisted primarily of borrowing under our term loan. Cumulative financing activities from our inception to December 31, 2004 resulted in net cash inflows of $260.0 million, primarily related to the issuance of our Series A, C and D preferred stock, the sale of shares of our common stock in our initial public offering and PIPE and borrowings under our term loans.
      In December 2002, we entered into a term loan with certain financial institutions and borrowed $5,000,000 with a 36-month repayment term, subject to customary non-financial related covenants. The loan accrues interest at 9.82% per annum. The first three monthly repayments were comprised of interest only; the remaining thirty-three payments are comprised of both principal and interest. Concurrent with this loan agreement, warrants were granted to the financial institutions. Substantially all of our assets are pledged as collateral for the loan. We expect to pay off our obligations under the loan by January 2006.
      We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations through at least the end of the first quarter of 2006. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Although we expect that our existing resources could be adequate to support our operations for a longer period of time under certain scenarios, there can be no assurance that this can, in fact, be accomplished.
      We plan to raise additional financing to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.
Obligations and Commitments
      The following summarizes our significant contractual obligations, which are comprised of our notes payable, capital and operating lease obligations as of December 31, 2004, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

	(In thousands)
Notes payable(1)	$2,132	$1,960	$172	$—	$—
Capital lease obligations(2)	195	79	116	—	—
Operating leases(3)	1,459	380	1,079	—	—

Total contractual obligations	$3,786	$2,419	$1,367	$—	$—

(1)	Amounts are equal to the annual maturities of our long-term debt outstanding as of December 31, 2004.

(2)	Amounts represent principal payments due under various capital lease obligations as of December 31, 2004. These arrangements expire in various years through 2008.

(3)	These commitments are associated with contracts that expire in various years through 2008. Payments due reflect fixed rent expense.
      Total lease expense for the years ended December 31, 2004, 2003 and 2002 was $553,000, $416,000 and $394,000 respectively. We have future payment commitments for operating leases of approximately $1.5 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination and therefore the extent of the future commitments cannot be meaningfully quantified.
Net Operating Loss and Tax Credit Carryforwards
      At December 31, 2004, we had $134.7 million of net operating loss carryforwards, approximately $2.5 million in research and development credits and approximately $2.1 million in orphan drug credit carryforwards available to offset future regular and alternative taxable income. These net operating loss carryforwards, research and development and orphan drug credit carryforwards expire beginning in 2011, 2017 and 2024, respectively. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur.
Critical Accounting Policies and the Use of Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and informed management judgments about matters that are inherently uncertain:

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
      Milestone payments, based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract, are recognized as earned when the earnings process is complete and the corresponding payment is reasonably assured. We evaluate whether milestone payments are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.
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
      While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including clinical research organizations and contract manufacturers, and by our academic collaborators. We record research and development expenses for activity occurring during the fiscal period related to the service delivery and in some cases accruing the cost prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contractual costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Amounts received from other parties to fund our research and development efforts where the reimbursing party does not obtain any rights to the research or drug candidates are recognized as a reduction to research and development expense as the costs are incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period.
      Valuation of equity instruments. We record compensation expense related to options issued to consultants and options issued to, or common stock sold to, employees at less than the fair value. As a result, we have recorded deferred stock-based compensation expense that represents, in the case of employees, the difference between the option exercise price and the fair value of our common stock. In the case of consultants, deferred stock-based compensation represents the fair value of the options granted, computed using the Black-Scholes option-pricing model. These expenses are based on the fair value of the options and common stock. Because prior to our initial public offering, there was no public market for our common stock, we have estimated the fair value of these equity instruments using various valuation methods. Subsequent to our initial public offering on October 30, 2003, we estimate the fair value of these equity instruments using the value for our common stock that the public market establishes. Deferred stock-based compensation for employees is recognized over the remaining vesting period of the related option. Deferred stock-based compensation related to consultants is recognized over the vesting period of the related option and the amount recognized is subject to change based on changes in the fair value of our common stock. We recognize stock-based compensation using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28).
      Accounting for income taxes. We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2004, we recorded a full valuation allowance of $63.5 million against our net deferred tax asset balance, due to uncertainties related to the ultimate recovery of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.
Recent Accounting Pronouncements
      In January of 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception of any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004. We do not have any variable interest entities; therefore the implementation of FIN 46 did not have an impact on our operating results, financial position, or cash flows.
      In November 2003, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB ratified this consensus in November 2003. EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures for marketable debt and equity securities classified as available-for-sale or held-to-maturity that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, the final release of FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’

(FSP 03-1-1) was approved. FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1; however, disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The disclosures required by FSP 03-1-1 are included in the notes to our consolidated financial statements. As of December 31, 2004, we had no material unrealized losses on our marketable debt securities.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-6, “Participating Securities and the Two — Class Method under Financial Accounting Standards Board (“FASB”) Statement 128,” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period.
      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective in the periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. The adoption of EITF 04-8 did not impact our earnings per share.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any effect on our consolidated financial statements.
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004),“Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS No. 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS No. 123(R) in the third quarter of 2005.
      SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We are still assessing the appropriate transition method.

      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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
      As of December 31, 2004, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $48.3 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
      Investments in fixed-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. Due in part to this factor, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

      The table below summarizes the book value, fair value, unrealized gains/losses and related weighted average interest rates for our investment portfolio as of December 31, 2004 and 2003:

			Unrealized	Unrealized	Average Rate
	Amortized	Aggregate	Holding	Holding	of Return
Security Type	Cost Basis	Fair Value	Gains	Losses	(Annualized)

December 31, 2004
Government securities	$27,729,433	$27,676,941	$—	$(52,492)	2.23%
Corporate debt securities	17,395,063	17,371,309	—	(23,754)	2.25%
Asset-backed securities	3,294,831	3,282,569	—	(12,262)	2.06%

Total investments	$48,419,327	$48,330,819	$—	$(88,508)

December 31, 2003
Government securities	$32,509,476	$32,519,386	$9,910	$—	1.37%
Corporate debt securities	24,056,490	24,040,418	—	(16,072)	1.20%
Commercial paper	9,093,506	9,093,736	230	—	1.12%
Asset-backed securities	4,260,663	4,261,087	424	—	3.64%

Total investments	$69,920,135	$69,914,627	$10,564	$(16,072)

      The euro is the functional currency for Myogen GmbH. We translate asset and liability accounts to the United States dollar based on the exchange rate as of the balance sheet date, while the income statement and cash flow statement amounts are translated to the United States dollar at the average exchange rate for the period. Exchange gains and losses resulting from such translation are included as a separate component of stockholders’ equity/(deficit). Transaction gains and losses are recognized in income during the period in which they occur and are included in selling, general and administrative expenses. In addition, we conduct clinical trials in many countries, exposing us to cost increases if the United States dollar declines in value compared to other currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
No Changes in Internal Control over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B.     OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item concerning our Board of Directors is incorporated by reference to the information set forth in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Executive Officers and Key Employees.”
      Our Board of Directors has adopted a Code of Conduct and Business Ethics for all of our directors, officers and employees. Stockholders may locate a copy of our Code of Conduct and Business Ethics on our website at http://www.myogen.com or request a free copy of the Code from:

Myogen, Inc.
Attn: Investor Relations
7575 West 103rd Ave., #102
Westminster, CO 80021-5426
Tel: (303) 410-6666
      To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Conduct and Business Ethics on our website.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item regarding principal accountant fees and services and audit committee pre-approval policy is incorporated by reference to the information set forth in the sections of the Proxy Statement entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures.”
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are being filed as part of this report:
      (1) Consolidated Financial Statements
      The following consolidated financial statements of Myogen, Inc. are filed as part of this report.
      (2) Financial Statement Schedules
      All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.
      (b) Exhibits:

Exhibit No.		Description

3	.1*	Restated Certificate of Incorporation.
3	.2*	Amended and Restated Bylaws.
4	.1*	Specimen Stock Certificate.
10	.1*(1)	2003 Equity Incentive Plan of the Company, Form of Grant Notice and Form of Stock Option Agreement.
10	.2*(1)	2003 Employee Stock Purchase Plan of the Company.
10	.3*	Series A Preferred Stock Purchase Agreement, dated May 21, 1998 between Myogen and the parties named therein.
10	.4*	Series B Preferred Stock Purchase Agreement, dated March 16, 2000 between Myogen and the parties named therein.

Exhibit No.		Description

10	.5*	Series C Preferred Stock Purchase Agreement, dated November 23, 1999, as amended on December 8, 1999, between Myogen and the parties named therein.
10	.6*	Series D Preferred Stock Purchase Agreement, dated August 21, 2001, as amended on November 2, 2001 and December 27, 2001, between Myogen and the parties named therein.
10	.7*	Series D Preferred Stock Purchase Agreement, dated August 27, 2003, between Myogen and the parties named therein.
10	.8*	Third Amended and Restated Investor Rights Agreement, dated August 21, 2001, as amended on August 27, 2003, between Myogen and certain of our stockholders.
10	.9*	Third Amended and Restated Stockholders Agreement, dated August 21, 2001, as amended on December 27, 2001, between Myogen and certain of our stockholders.
10	.10(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.
10	.11*	Form of Indemnification Agreement entered into by each of Myogen’s Executive Officers and Directors.
10	.12*	Lease Agreement between the Company and Church Ranch Business Center, LLC, dated January 1, 2002.
10	.13*	Warrant to purchase shares of Series C preferred stock issued to Silicon Valley Bank, dated January 26, 2000.
10	.14*	Venture Loan and Security Agreement by and among GATX Ventures, Inc., Silicon Valley Bank and the Company, dated December 6, 2002.
10	.15*	Warrant to purchase shares of Series D preferred stock issued to GATX Ventures, Inc., dated December 6, 2002.
10	.16*	Warrant to purchase shares of Series D preferred stock issued to Silicon Valley Bank, dated December 6, 2002.
10	.17*=	License Agreement between Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.) and the Company, dated October 1, 1998, as amended November 23, 1999 and June 2, 2003.
10	.18*=	License Agreement between Abbott Deutschland Holding GmbH and the Company, dated October 8, 2001.
10	.19*=	Intellectual Property License Agreement between the University Technology Corporation and the Company, dated September 1, 1998, as amended January 26, 2001 and November 12, 2002.
10	.20*=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 4, 1998, as amended January 4, 2001.
10	.21*=	Patent and Technology License Agreement between the Board of Regents of The University Of Texas System and the Company, dated December 1, 1999, as amended July 7, 2000 and December 20, 2001.
10	.22*=	Exclusive Patent And Technology License Agreement between the Board of Regents of The University of Texas System and the Company, dated January 1, 2002.
10	.23*=	License Agreement between Abbott Laboratories and the Company, dated June 30, 2003.
10	.24*=	Collaboration and Option Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated October 8, 2003.
10	.25*=	Form of License, Development and Commercialization Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company.
10	.26*=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 12, 2003.
10.27%		Indemnification Agreement between Kirk K. Calhoun and the Company, dated as of January 16, 2004.
10.28%		First Amendment to Lease Agreement between Sevo Miller, Inc., as receiver on behalf of Church Ranch Business Center, LLC, and the Company, dated December 2, 2003.

Exhibit No.		Description

10	.29%=	Third Amendment to Intellectual Property License Agreement between University License Equity Holdings, Inc. and the Company, dated November 24, 2003.
10	.30%=	Amendment No. 3 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated November 6, 2003.
10	.31%=	Amendment No. 1 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated as of February 10, 2004.
10	.32%=	Patent License Agreement between the University of Texas System, the University of North Texas Health Science Center at Fort Worth and the Company, dated January 13, 2000.
10	.33^(1)	2003 Employee Stock Purchase Plan — August 1, 2004 Offering.
10	.34#	Securities Purchase Agreement, dated September 24, 2004, by and among the Company and the investors named therein.
10	.35@	Second Amendment to Lease Agreement between LaSalle Bank, N.A. (formerly known as LaSalle National Bank), as Trustee for the Certificateholders Under the Pooling and Servicing Agreement, and the Company, dated April 15, 2004.
10	.36@	Third Amendment to Lease Agreement between Scott Kaufman and the Company, dated September 30, 2004.
10	.37+	Third Amendment to the License Agreement by and between Aventis Pharmaceuticals, Inc. and Myogen, dated January 27, 2005.
10	.38(1)	2003 Employee Stock Purchase Plan — February 1, 2005 Offering.
10	.39$(1)	2004 and 2005 Discretionary Bonus Program.
21	.1*	List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Powers of Attorney. Reference B made to page 65.
31.1		Certification of principal executive officer required by Rule 13a-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a).
32.1		Section 1350 Certification.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108301) and amendments thereto, declared effective October 29, 2003.
(%)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-50438), as filed with the Commission on March 1, 2004.
(^)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50438), as filed with the Commission on August 9, 2004.
(#)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-50438), as filed with the Commission on September 29, 2004.
(@)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-50438), as filed with the Commission on October 1, 2004.
($)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-50438), as filed with the Commission on March 9, 2005.
(1)	Indicates Management Contract or Compensatory Plan or Arrangement.
=	We have been granted confidential treatment with respect to the omitted portions of this agreement.
+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOGEN, INC.

Date: March 15, 2005	By: /s/ J. William Freytag J. William Freytag President and Chief Executive Officer
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 15, 2004, and in the capacities indicated:

Name	Title	Date

/s/ J. William Freytag J. William Freytag	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2005

/s/ Joseph L. Turner Joseph L. Turner	Senior Vice President, Finance and Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 15, 2005

/s/ Michael R. Bristow Michael R. Bristow	Chief Science and Medical Officer and Director	March 15, 2005

/s/ Kirk K. Calhoun Kirk K. Calhoun	Director	March 15, 2005

/s/ Jerry T. Jackson Jerry T. Jackson	Director	March 15, 2005

/s/ Daniel J. Mitchell Daniel J. Mitchell	Director	March 15, 2005

Name	Title	Date

/s/ Arnold L. Oronsky Arnold L. Oronsky	Director	March 15, 2005

/s/ Andrew N. Schiff Andrew N. Schiff	Director	March 15, 2005

/s/ Sigrid Van Bladel Sigrid Van Bladel	Director	March 15, 2005

Myogen, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Myogen, Inc.
We have completed an integrated audit of Myogen, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Myogen, Inc. and its subsidiary (a development stage enterprise) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and, cumulatively, for the period from June 10, 1996 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Denver, Colorado
March 15, 2005

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$71,258,294	$44,337,721
Short-term investments	48,330,819	69,914,627
Accrued interest receivable	290,972	607,393
Trade accounts receivable	946,177	1,274,861
Research and development contract amounts due within one year	300,000	1,625,000
Inventories	258,120	724,282
Prepaid expenses and other current assets	1,679,340	1,434,174

Total current assets	123,063,722	119,918,058
Property and equipment, net	2,503,579	1,304,028
Other assets	35,421	51,238

Total assets	$125,602,722	$121,273,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,681,667	$7,594,935
Accrued liabilities	1,941,083	1,331,858
Current portion of deferred revenue	1,823,188	1,666,667
Current portion of deferred rent	59,456	18,256
Current portion of capital lease obligations	59,924	37,015
Current portion of notes payable, net of discount	1,821,806	1,639,246

Total current liabilities	16,387,124	12,287,977
Deferred revenue, net of current portion	1,398,753	2,948,029
Deferred rent, net of current portion	217,616	—
Capital lease obligations, net of current portion	112,728	121,617
Notes payable, net of current portion and discount	172,100	1,993,906
Commitments and contingencies (see Note 8 and Note 13)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2004 and 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 35,731,581 and 26,457,927 shares issued and outstanding as of December 31, 2004 and 2003, respectively	35,732	26,458
Additional paid-in capital	286,017,266	229,080,380
Deferred stock-based compensation	(2,534,535)	(6,730,195)
Other comprehensive (loss)/income	(42,203)	22,185
Deficit accumulated during the development stage	(176,161,859)	(118,477,033)

Total stockholders’ equity	107,314,401	103,921,795

Total liabilities and stockholders’ equity	$125,602,722	$121,273,324

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative Period
				June 10, 1996
				(Inception) to
	2004	2003	2002	December 31, 2004

Revenues:
Product sales	$3,317,683	$2,845,713	$2,342,899	$10,741,397
Research and development contracts	6,606,498	1,010,305	—	7,616,803

	9,924,181	3,856,018	2,342,899	18,358,200
Costs and expenses:
Cost of product sold	1,077,113	885,145	877,434	3,763,799
Research and development (excluding stock-based compensation expense of $1,971,080, $2,372,888, $430,838, and $4,826,789 respectively)	54,123,711	37,364,578	24,949,510	142,843,381
Selling, general and administrative (excluding stock-based compensation expense of $1,976,559, $1,819,368, $250,405 and $4,046,332, respectively)	9,259,430	4,386,635	4,649,830	27,098,179
Stock-based compensation	3,947,639	4,192,256	681,243	8,873,121

	68,407,893	46,828,614	31,158,017	182,578,480

Loss from operations	(58,483,712)	(42,972,596)	(28,815,118)	(164,220,280)
Interest income (expense), net	821,271	(135,891)	785,843	3,221,266

Loss before income taxes	(57,662,441)	(43,108,487)	(28,029,275)	(160,999,014)
Income taxes	22,385	39,346	18,304	83,182

Net loss	(57,684,826)	(43,147,833)	(28,047,579)	(161,082,196)
Accretion of mandatorily redeemable convertible preferred stock	—	(13,187,174)	(14,683,739)	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(39,935,388)	—	(39,935,388)

Net loss attributable to common stockholders	$(57,684,826)	$(96,270,395)	$(42,731,318)	$(233,517,140)

Basic and diluted net loss per common share	$(2.00)	$(17.79)	$(42.59)

Weighted average common shares outstanding	28,839,076	5,411,891	1,003,426

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
	Series B Convertible						Notes	Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Comprehensive	During the	Total
					Paid-In	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity

Net loss	—	$—	—	$—	$—	$—	$—	$—	$(71,348)	$(71,348)
Balance at December 31, 1996	—	—	—	—	—	—	—	—	(71,348)	(71,348)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(285,383)	(285,383)

Total comprehensive income									(285,383)	(285,383)

Balance at December 31, 1997	—	—	—	—	—	—	—	—	(356,731)	(356,731)
Issuance of common stock for cash and notes receivable	—	—	680,000	680	15,071	—	(7,850)	—	—	7,901
Issuance of common stock in exchange for license agreements	—	—	46,542	47	23,224	—	—	—	—	23,271
Issuance of common stock for notes receivable	—	—	147,907	148	73,364	—	(73,512)	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(1,990,914)	(1,990,914)

Total comprehensive income									(1,990,914)	(1,990,914)

Balance at December 31, 1998	—	—	874,449	875	111,659	—	(81,362)	—	(2,347,645)	(2,316,473)
Payments on notes receivable from stockholders	—	—	—	—	—	—	5,671	—	—	5,671
Receipt of funds for par value of restricted stock	—	—	—	—	739	—	—	—	—	739
Other	—	—	—	—	(303)	—	303	—	—	—
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(112,095)	—	—	—	(215,787)	(327,882)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(3,319,539)	(3,319,539)

Total comprehensive income									(3,319,539)	(3,319,539)

Balance at December 31, 1999	—	—	874,449	875	—	—	(75,388)	—	(5,882,971)	(5,957,484)
Issuance of Series B convertible preferred stock	803,606	804	—	—	1,104,154	—	—	—	—	1,104,958
Warrants issued in conjunction with note payable	—	—	—	—	10,815	—	—	—	—	10,815
Issuance of common stock in August 2000 at $0.50 per share upon the exercise of options	—	—	4,354	4	2,173	—	—	—	—	2,177
Issuance of common stock in November 2000 at $0.50 per share upon the exercise of options	—	—	10,542	11	5,260	—	—	—	—	5,271
Issuance of common stock in December 2000 at $1.15 per share upon the exercise of options	—	—	3,000	3	3,447	—	—	—	—	3,450
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
	Series B Convertible						Notes	Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Comprehensive	During the	Total
					Paid-In	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity

Issuance of common stock upon the exercise of warrants	—	—	350	—	175	—	—	—	—	175
Deferred stock- based compensation related to options granted to consultants	—	—	—	—	89,576	(89,576)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	13,987	—	—	—	13,987
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(1,215,600)	—	—	—	(2,480,557)	(3,696,157)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,334)	—	(1,334)
Net loss	—	—	—	—	—	—	—	—	(9,420,275)	(9,420,275)

Total comprehensive income								(1,334)	(9,420,275)	(9,421,609)

Balance at December 31, 2000	803,606	804	892,695	893	—	(75,589)	(75,388)	(1,334)	(17,783,803)	(17,934,417)
Issuance of common stock in May 2001 at $0.86 per share upon the exercise of options	—	—	250	—	288	—	—	—	—	288
Issuance of common stock in July 2001 at $1.18 per share upon the exercise of options	—	—	255	—	301	—	—	—	—	301
Issuance of common stock in August 2001 at $0.59 per share upon the exercise of options	—	—	375	—	223	—	—	—	—	223
Issuance of common stock in December 2001 at $1.20 per share upon the exercise of options	—	—	16,628	17	13,800	—	—	—	—	13,817
Deferred stock- based compensation related to options granted to consultants	—	—	—	—	82,346	(82,346)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	37,996	—	—	—	37,996
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(96,958)	—	—	—	(509,646)	(606,604)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,554)	—	(2,554)
Unrealized gain on investments available for sale	—	—	—	—	—	—	—	36,520	—	36,520
Net loss	—	—	—	—	—	—	—	—	(17,114,499)	(17,114,499)

Total comprehensive income								33,966	(17,114,499)	(17,080,533)

Balance at December 31, 2001	803,606	804	910,203	910	—	(119,939)	(75,388)	32,632	(35,407,948)	(35,568,929)
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
	Series B Convertible						Notes	Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Comprehensive	During the	Total
					Paid-In	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity

Issuance of common stock in January 2002 at $0.50 per share upon the exercise of options	—	—	6,000	6	2,994	—	—	—	—	3,000
Issuance of common stock in February 2002 at $1.18 per share upon the exercise of options			52,083	52	61,542	—	—	—	—	61,594
Issuance of common stock in March 2002 at $1.25 per share upon the exercise of options	—	—	833	1	1,040	—	—	—	—	1,041
Issuance of common stock in April 2002 at $1.17 per share upon the exercise of options	—	—	11,616	12	13,576	—	—	—	—	13,588
Issuance of common stock in May 2002 at $1.25 per share upon the exercise of options	—	—	1,250	1	1,561	—	—	—	—	1,562
Issuance of common stock in June 2002 at $1.25 per share upon the exercise of options	—	—	2,083	2	2,602	—	—	—	—	2,604
Issuance of common stock in October 2002 at $2.08 per share upon the exercise of options	—	—	1,892	2	3,936	—	—	—	—	3,938
Issuance of common stock in December 2002 at $1.25 per share upon the exercise of options	—	—	3,751	4	4,685	—	—	—	—	4,689
Issuance of common stock upon the exercise of warrants	—	—	34,650	35	17,290	—	—	—	—	17,325
Deferred stock- based compensation related to options granted to employees and consultants	—	—	—	—	2,287,996	(2,287,996)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	681,243	—	—	—	681,243
Warrants issued in conjunction with note payable	—	—	—	—	412,844	—	—	—	—	412,844
Repayment of notes receivable	—	—	—	—	—	—	75,388	—	—	75,388
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(2,810,066)	—	—	—	(11,873,673)	(14,683,739)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	137,455	—	137,455
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	55,333	—	55,333
Net loss	—	—	—	—	—	—	—	—	(28,047,579)	(28,047,579)

Total comprehensive income								192,788	(28,047,579)	(27,854,791)

Balance at December 31, 2002	803,606	804	1,024,361	1,025	—	(1,726,692)	—	225,420	(75,329,200)	(76,828,643)
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
	Series B Convertible						Notes	Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Comprehensive	During the	Total
					Paid-In	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity

Issuance of common stock in January 2003 at $1.25 per share upon exercise of options	—	—	4,375	4	5,464	—	—	—	—	5,468
Issuance of common stock in July 2003 at $1.05 per share upon exercise of options	—	—	11,333	11	11,934	—	—	—	—	11,945
Issuance of common stock in August 2003 at $1.25 per share upon exercise of options	—	—	600	1	749	—	—	—	—	750
Issuance of common stock in September 2003 at $0.63 per share upon exercise of options	—	—	14,625	15	9,267	—	—	—	—	9,282
Issuance of common stock in October 2003 at $1.16 per share upon exercise of options	—	—	48,447	48	55,608	—	—	—	—	55,656
Issuance of common stock for cash-initial public offering in November 2003, net of offering costs of $7,174,830	—	—	5,750,000	5,750	73,319,420	—	—	—	—	73,325,170
Deferred stock- based compensation related to options granted to employees and consultants	—	—	—	—	9,195,759	(9,195,759)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,192,256	—	—	—	4,192,256
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(13,187,174)	—	—	—	—	(13,187,174)
Discount associated with Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	39,935,388	—	—	—	—	39,935,388
Beneficial conversion feature of Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	(39,935,388)	—	—	—	—	(39,935,388)
Conversion of Series A mandatorily redeemable convertible preferred stock	—	—	1,206,998	1,207	7,997,573	—	—	—	—	7,998,780
Conversion of Series B convertible preferred stock	(803,606)	(804)	160,713	161	643	—	—	—	—	—
Conversion of Series C mandatorily redeemable convertible preferred stock	—	—	2,618,175	2,618	23,884,293	—	—	—	—	23,886,911
Conversion of Series D mandatorily redeemable convertible preferred stock	—	—	15,618,300	15,618	127,786,844	—	—	—	—	127,802,462
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(105,874)	—	(105,874)
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	(97,361)	—	(97,361)
Net loss	—	—	—	—	—	—	—	—	(43,147,833)	(43,147,833)

Total comprehensive income								(203,235)	(43,147,833)	(43,351,068)

Balance at December 31, 2003			26,457,927	26,458	229,080,380	(6,730,195)	—	22,185	(118,477,033)	103,921,795
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
	Series B Convertible						Notes	Other	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Comprehensive	During the	Total
					Paid-In	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity

Issuance of common stock in February 2004 at $1.20 per share upon exercise of options	—	—	7,958	8	9,569	—	—	—	—	9,577
Issuance of common stock in April 2004 at $1.17 per share upon exercise of options	—	—	8,077	8	9,441	—	—	—	—	9,449
Issuance of common stock in May 2004 at $1.25 per share upon exercise of options	—	—	10,649	11	13,300	—	—	—	—	13,311
Issuance of common stock in June 2004 at $1.40 per share upon exercise of options	—	—	23,925	24	33,415	—	—	—	—	33,439
Issuance of common stock in July 2004 at $1.44 per share upon exercise of options	—	—	558	1	800	—	—	—	—	801
Issuance of common stock in August 2004 at $1.42 per share upon exercise of options	—	—	2,839	3	4,027	—	—	—	—	4,030
Issuance of common stock in September 2004 at $1.29 per share upon exercise of options	—	—	2,975	3	3,821	—	—	—	—	3,824
Issuance of common stock in October 2004 at $1.33 per share upon exercise of options	—	—	8,223	8	10,890	—	—	—	—	10,898
Issuance of common stock in December 2004 at $1.25 per share upon exercise of options	—	—	1,000	1	1,249	—	—	—	—	1,250
Issuance of common stock upon the exercise of warrants	—	—	12,050	12	(12)	—	—	—	—	—
Issuance of common stock and warrants for cash in September 2004, net of offering costs of $2,892,384 at $6.525 per share	—	—	9,195,400	9,195	57,098,407	—	—	—	—	57,107,602
Deferred stock- based compensation related to options granted to employees and consultants	—	—	—	—	(248,021)	248,021	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,947,639	—	—	—	3,947,639
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,612	—	18,612
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	(83,000)	—	(83,000)
Net loss	—	—	—	—	—	—	—	—	(57,684,826)	(57,684,826)

Total comprehensive income								(64,388)	(57,684,826)	(57,749,214)

Balance at December 31, 2004	—	$—	35,731,581	$35,732	$286,017,266	$(2,534,535)	$—	$(42,203)	$(176,161,859)	$107,314,401

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
	For the Years Ended December 31,			June 10, 1996
				(Inception) to
	2004	2003	2002	December 31, 2004

Cash Flows From Operating Activities:
Net loss	$(57,684,826)	$(43,147,833)	$(28,047,579)	$(161,082,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616,996	413,522	302,994	1,629,231
Amortization of deferred stock-based compensation	3,947,639	4,192,256	681,243	8,873,121
Amortization of debt discount	137,615	137,615	4,022	286,045
Amortization of investment (discount)/premium	582,304	75,701	191,211	821,154
Stock exchanged for license	—	—	—	1,163,229
Loss on disposal of property and equipment	363	11,671	22,638	34,672
Changes in operating assets and liabilities:
Trade accounts receivable	426,121	154,936	(280,657)	(64,342)
Research and development contract amounts	1,325,000	(625,000)	—	700,000
Inventories	466,162	135,918	6,787	(258,120)
Prepaid expenses, accrued interest and other assets	228,850	(1,295,551)	(750,468)	(2,074,889)
Accounts payable	3,031,434	4,222,118	840,154	10,017,447
Deferred revenue	(1,392,755)	3,614,696	—	2,221,941
Accrued liabilities	617,066	403,791	570,201	1,726,972

Net cash used in operating activities	(47,698,031)	(31,706,160)	(26,459,454)	(136,005,735)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,719,754)	(275,640)	(1,316,986)	(4,156,310)
Proceeds from sale of property and equipment	—	318,201	14,272	332,473
Purchases of investments	(111,470,158)	(114,804,787)	(66,472,688)	(434,813,569)
Proceeds from maturities and sales of investments	132,403,496	71,653,555	74,750,969	385,778,096

Net cash provided by (used in) investing activities	19,213,584	(43,108,671)	6,975,567	(52,859,310)

Cash Flows From Financing Activities:
Proceeds from related party note	—	—	75,388	370,275
Repayments of related party note	—	—	—	(289,887)
Proceeds from notes payable	—	—	5,000,000	5,250,000
Payments on notes payable	(1,776,861)	(1,091,619)	(132,716)	(3,118,480)
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	39,935,388	(35,110)	127,151,604
Proceeds from issuance of common stock, net of issuance costs	57,194,181	73,408,271	109,341	130,745,394
Payments on capital leases	(49,405)	(31,293)	(25,599)	(106,297)

Net cash provided by financing activities	55,367,915	112,220,747	4,991,304	260,002,609

Effect of exchange rates on cash	37,105	(61,341)	142,444	120,730
Net increase (decrease) in cash and cash equivalents	26,920,573	37,344,575	(14,350,139)	71,258,294
Cash and cash equivalents, beginning of period	44,337,721	6,993,146	21,343,285	—

Cash and cash equivalents, end of period	$71,258,294	$44,337,721	$6,993,146	$71,258,294

Supplemental Disclosure of Cash and Non-Cash Financing Activities:
Interest paid	$321,352	$583,409	$14,089	$970,143
Acquisition of property and equipment under capital leases	63,423	53,532	158,437	275,392
Common stock issued in exchange for notes receivable	—	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	804	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	159,688,153	—	159,688,153
Deferred research and development contract revenue due within one year	—	1,000,000	—	1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formations and Business of the Company
      Myogen, Inc. and its subsidiary (the “Company”) are in the development stage and are engaged in the discovery, development and sale of therapeutic drugs for the treatment of cardiovascular conditions. Myogen, Inc. was incorporated in the State of Colorado on June 10, 1996 (“Inception”) and on May 15, 1998 reincorporated in the State of Delaware. The Company currently markets one product in Europe for the treatment of acute decompensated heart failure, and it has three product candidates in late-stage clinical development for three cardiovascular conditions. In addition, the Company’s research program is focused on creating disease-modifying drugs for chronic heart failure and other cardiovascular diseases.
      In 1998, the Company obtained a license to enoximone for the treatment and prevention of certain forms of heart disease in humans. In 1999, the Company established Myogen GmbH, a wholly owned subsidiary located in Germany, through which the intravenous formulation of enoximone, Perfan® I.V., is sold in eight countries in Europe. The Company has granted certain European distributors exclusive rights to distribute Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. In June 2000, the Company began Phase III clinical evaluation of the oral formulation of enoximone, enoximone capsules, with the initiation of EMOTE, which was completed in March 2004. In 2002, the Company initiated two additional enoximone capsule Phase III trials, the ESSENTIAL trials, and completed patient treatment under these trials in November 2004. The Company initiated a fourth such trial in the third quarter of 2003.
      In September 2001, the Company in-licensed ambrisentan. In 2002, the Company initiated a Phase II clinical trial of ambrisentan for pulmonary arterial hypertension. This trial was completed in 2003. The Company initiated two pivotal Phase III trials, ARIES-1 and -2 in January 2004.
      In June 2003, the Company in-licensed darusentan. In July 2004, the Company initiated a darusentan Phase IIb clinical trial in resistant systolic hypertension.
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
      On September 29, 2004, the Company completed on a Private Investment in a Public Entity (PIPE) financing, in which 9,195,400 new shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for total net proceeds of $57.1 million, net of $2.9 million in issuance costs.

2.	Liquidity
      The Company has incurred significant losses and negative cash flows from operations in every fiscal period since Inception. For the years ended December 31, 2004, 2003 and 2002, the Company incurred losses from operations of $58,483,712, $42,972,596, and $28,815,118, respectively, and negative cash flows from operations of $47,698,031, $31,706,160, and $26,459,454, respectively. As of December 31, 2004, the Company had a deficit accumulated during the development stage of $176,161,859. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception to December 31, 2004, the Company raised $257,896,998 of net cash proceeds from the sale of equity securities.
      Management believes that the existing cash, cash equivalents and investments on hand will be sufficient to continue operations through at least the first quarter of 2006. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans on raising additional financing to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

3.	Summary of Significant Accounting Policies

Basis of Presentation
      The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of December 31, 2004 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
      On October 24, 2003, the Company effected a one-for-five reverse stock split. All references in the consolidated financial statements to common shares, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this reverse stock split. As a result of the reverse stock split, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock conversion ratios were adjusted from one-to-one to five-to-one.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Myogen, Inc. and its wholly owned subsidiary, Myogen GmbH. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Advertising Costs
      The Company expenses all advertising, promotional and publication costs as incurred and classifies those costs under selling, general and administrative expenses. Total advertising costs were approximately $780,000 for the year ended December 31, 2004. There were no advertising costs incurred during the years ended December 31, 2003 and 2002.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      The Company considers all investments that, when purchased, have a remaining maturity of 90 days or less, to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Investments
      Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. Investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, those classified as available-for-sale are carried at fair value and total $48,330,819 and $69,914,627 at December 31, 2004 and 2003, respectively. Gains or losses on the sale of investments classified as available-for-sale are recognized on the specific identification method. Unrealized gains or losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair market value is determined to be other than temporary. As of December 31, 2004 and 2003, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type of investment classified as available-for-sale are as follows:

			Unrealized	Unrealized
	Amortized	Aggregate	Holding	Holding
Security Type	Cost Basis	Fair Value	Gains	Losses

December 31, 2004
Government securities	$27,729,433	$27,676,941	$—	$(52,492)
Corporate debt securities	17,395,063	17,371,309	—	(23,754)
Asset-backed securities	3,294,831	3,282,569	—	(12,262)

Total investments	$48,419,327	$48,330,819	$—	$(88,508)

December 31, 2003
Government securities	$32,509,476	$32,519,386	$9,910	$—
Corporate debt securities	24,056,490	24,040,418	—	(16,072)
Commercial paper	9,093,506	9,093,736	230	—
Asset-backed securities	4,260,663	4,261,087	424	—

Total investments	$69,920,135	$69,914,627	$10,564	$(16,072)

      Certain instruments, although possessing a contractual maturity greater than one year, are classified as short-term investments due to their ready marketability. At December 31, 2003, short-term investments with a contractual maturity greater than ten years, had an amortized cost basis and aggregate fair value of $19,100,000 and $19,099,721, respectively.
      All of the investments as of December 31, 2004, have been in a continuous unrealized loss position for less than 12 months. Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.
      Interest income recognized from investments totaled $1,280,238, $585,132 and $926,080 for the years ended December 31, 2004, 2003 and 2002, respectively,

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities, except for the notes payable where the fair value is $1,767,367 as compared to the carrying amount of $1,993,906 as of December 31, 2004.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Property and Equipment
      Property and equipment are recorded at cost. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Estimated Useful Life

Laboratory equipment and other	5 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Manufacturing equipment	3 years

Long-Lived Assets and Impairments
      The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and, accordingly, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value less costs to sell such assets.

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

Research and Development
      The Company’s research and development expense is primarily composed of costs associated with discovery research and product development. The latter expense represents both clinical trial costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory affairs. The Company’s research and development expenses include internal

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee costs and research and development expenses associated with external service providers, including clinical research organizations and contract manufacturers, and by the Company’s academic collaborators. The Company also reports the cost of product licenses in this category, including its milestone obligations. Research and development expenditures are charged to operations as incurred. Amounts received from other parties to fund the Company’s research and development efforts where the reimbursing party does not obtain any rights to the research or drug candidates are recognized as a reduction to research and development expense as the costs are incurred.

Net Loss Per Common Share
      Basic net loss per common share is computed by dividing the net loss available for common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, mandatorily redeemable convertible preferred stock, convertible preferred stock, common stock subject to repurchase and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Weighted-average anti-dilutive common shares not included in net loss attributable to common stockholders are summarized as follows:

	December 31,

	2004	2003	2002

Common stock subject to repurchase	—	—	15,738
Common stock options	2,068,251	2,263,623	1,179,768
Warrants	123,266	33,544	11,820
Convertible preferred stock	—	132,980	160,721
Mandatorily redeemable convertible preferred stock	—	12,293,728	13,625,321

Total	2,191,517	14,723,875	14,993,368

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

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

				Cumulative Period
				From June 10, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2004	2003	2002	2004

Net loss attributable to common stockholders, as reported	$(57,684,826)	$(96,270,395)	$(42,731,318)	$(233,517,140)
Deduct: total stock-based employee compensation expense determined under fair value based method	(5,823,676)	(3,508,779)	(476,234)	(10,406,351)
Add: total stock-based employee compensation expense recognized under the intrinsic rate based method	3,802,703	3,412,815	392,119	7,607,637

Pro forma net loss	$(59,705,799)	$(96,366,359)	$(42,815,433)	$(236,315,854)

Pro forma basic and diluted net loss per share	$(2.07)	$(17.81)	$(42.67)

Basic and diluted net loss per share, as reported	$(2.00)	$(17.79)	$(42.59)

      For options granted prior to the commencement of public trading of the Company’s common stock, the fair value was determined at the date of grant using the Black-Scholes model with the following weighted average assumptions: no dividend yield, risk-free interest rates ranging from 2.3% to 6.8%, volatility factor of 0% and an expected life of five years. Risk-free interest rates were determined using government securities with original maturities similar to the respective expected option life at date of grant. The estimated fair value for these options was calculated using the minimum value method and may not be indicative of the future pro forma effects of option grants on reported net income (loss) for future years since this model does not take into consideration volatility and the commencement of public trading in the Company’s common stock on October 30, 2003. The Black-Scholes model was utilized to calculate the value of the options issued after October 30, 2003, using the following assumptions: no dividend yield, risk-free interest rates ranging from 2.78% to 3.79%, volatility factor of 100% and an expected life of five years. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company does not have a sufficient trading history from which to calculate volatility.

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

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The euro is the functional currency for the Company’s foreign subsidiary. The Company translates asset and liability accounts to the United States dollar based on the exchange rate as of the balance sheet date, while income statement and cash flow statement amounts are translated to the United States dollar at the average exchange rate for the period. Exchange gains or losses resulting from such translation are included as a separate component of stockholders’ deficit. Transaction gains and losses are recognized in income during the period in which they occur. During the years ended December 31, 2004, 2003 and 2002, the Company recognized net transaction losses of $184,449 and gains of $431,637, and $122,179, respectively, which are included in selling, general and administrative expense.

Concentration of Risk
      The Company’s cash, cash equivalents and investments as of December 31, 2004 and 2003 are maintained in three financial institutions in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area. It is the Company’s practice to place its cash equivalents and investments in high quality securities in accordance with a written policy approved by the Company’s Board of Directors.
      All product sales recorded as of December 31, 2004, 2003 and 2002 relate to product sales to independent distributors in Europe of Perfan®I.V., the intravenous form of enoximone. As of December 31, 2004, customer concentrations in excess of 10% of trade accounts receivable and product sales were as follows:

	Trade
	Accounts
	Receivable		Product Sales

Customer	2004	2003	2004	2003	2002

A	24.9%	26.3%	31.3%	28.0%	27.8%
B	13.1	5.5	25.7	25.3	29.5
C	9.6	19.9	20.5	19.0	21.9
D	3.6	9.3	9.2	12.0	11.4
E	47.5	37.9	11.9	14.2	8.1

Total	98.7%	98.9%	98.6%	98.5%	98.7%

      The Company relies on single-source manufacturers for each of its product candidates. Establishing a replacement source for any of its product candidates could require at least 12 months and significant additional expense.
      All of our research and development contract revenues and amounts due were from a single collaborator in 2004 and 2003.

Recent Accounting Pronouncements
      In January of 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception of any entity created after

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004. The Company does not have any variable interest entities; therefore the implementation of FIN 46 did not have an impact on the Company’s operating results, financial position, or cash flows.
      In November 2003, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB ratified this consensus in November 2003. EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures for marketable debt and equity securities classified as available-for-sale or held-to-maturity that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, the final release of FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ (FSP 03-1-1) was approved. FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1; however, disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The disclosures required by FSP 03-1-1 are included in the notes to the Company’s consolidated financial statements. As of December 31, 2004, there were no material unrealized losses on the Company’s marketable debt securities.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement 128,” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period.
      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective in the periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. The adoption of EITF 04-8 did not impact the Company’s earnings per share.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any effect on the Company’s consolidated financial statements.
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004),“Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) in the third quarter of 2005.
      SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company is still assessing the appropriate transition method.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year presentation.

4.	Inventories
      Inventories are summarized as follows:

	December 31,

	2004	2003

Finished products	$211,770	$207,262
Raw materials	46,350	517,020

	$258,120	$724,282

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment are summarized as follows:

	December 31,

	2004	2003

Laboratory equipment and other	$1,576,320	$1,111,136
Furniture and fixtures	394,142	300,180
Computer equipment and software	931,839	423,199
Leasehold improvements	858,149	235,365
Manufacturing equipment	48,000	48,000
Capital projects in progress	184,373	60,213

	3,992,823	2,178,093
Less accumulated depreciation	(1,489,244)	(874,065)

	$2,503,579	$1,304,028

      Property and equipment recorded under capital leases totaled $275,392 and $211,969 as of December 31, 2004 and 2003, respectively, and is included in computer equipment and software. In addition, amortization expense related to assets under capital lease was $52,739, $46,716, and $19,337 for the years ended December 31, 2004, 2003, and 2002 respectively and $118,792 for the period from Inception to December 31, 2004.

6.	Accounts Payable and Accrued Liabilities
      Accounts payable are comprised of the following:

	December 31,

	2004	2003

Trade	$171,311	$679,827
Research and development activities	10,290,083	6,510,549
Related parties (Note 14)	220,273	404,559

	$10,681,667	$7,594,935

      Included in accounts payable related to research and development activities are accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to us in subsequent accounting periods. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from these estimates.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued liabilities are comprised of the following:

	December 31,

	2004	2003

Accrued personnel costs	$1,189,012	$388,641
Accrued professional services	262,781	101,451
Accrued taxes	68,069	119,537
Accrued royalties	69,181	55,050
Advances for reimbursable research and development expenses	312,515	644,940
Other	39,525	22,239

	$1,941,083	$1,331,858

7.	Borrowings
      In December 2002, the Company entered into a term loan with certain financial institutions and borrowed $5,000,000 with a 36-month repayment term, subject to customary non-financial related covenants. The loan accrues interest at 9.82% per annum. The first three monthly repayments were comprised of interest only; the remaining thirty-three payments are comprised of both principal and interest. Concurrent with this loan agreement, warrants were granted to the financial institutions (Note 10). Substantially all the assets of the Company are pledged as collateral for the loan.
      Maturities of the notes payable as of December 31, 2004 are as follows:

2005	1,959,420
2006	172,100

Principal portion of future notes payable obligations	2,131,520
Less unamortized discount	(137,614)
Less current portion of notes payable	(1,821,806)

Notes payable, net of current portion and discount	$172,100

      Interest expense recognized in association with these loans and capital lease obligations (Note 8) totaled $458,967, $721,023, and $140,237 for the years ended December 31, 2004, 2003 and 2002, respectively.

8.	Commitments and Contingencies
      The Company leases office and research and development facilities under agreements that expire in 2006 and 2008. The Company has options to renew the lease agreement for two five-year terms. Total rent expense in 2004, 2003 and 2002 was $553,412, $416,128 and $393,908, respectively and $1,999,361 for the period from Inception to December 31, 2004.
      The Company entered into several capital leases in order to finance certain equipment acquisitions. As of December 31, 2004, the aggregate future minimum lease obligations for capital leases and non-

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cancelable operating leases with initial or remaining terms in excess of one year are as follows for each of the years ending December 31:

	Capital Leases	Operating Leases

2005	$78,975	$379,977
2006	73,946	375,933
2007	32,298	379,810
2008	10,228	323,075

Total future minimum lease payments	195,447	$1,458,795

Less amount representing interest	(22,795)

Present value of future minimum lease payments	172,652
Less current portion	(59,924)

Capital lease obligations, less current portion	$112,728

      From time to time, the Company becomes involved in legal proceedings arising in the ordinary course of business. The Company was not involved in any material legal proceedings as of December 31, 2004.
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

9.	Preferred Stock
      As of December 31, 2004 and 2003 the Company had 5,000,000 authorized but unissued shares of undesignated preferred stock.

10.	Stockholders’ Equity

Common Stock
      On October 24, 2003, the Company effected a one-for-five reverse stock split. All references in the consolidated financial statements to common shares, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this reverse stock split. As a result of the reverse stock split, the Series C Preferred Stock and Series D Preferred Stock conversion ratios have been adjusted from one-to-one to five-to-one.
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
      On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing with net proceeds of $57,102,602, net of $2,892,384 in expenses and placement agent fees, in which 9,195,400 new shares of common stock were issued.

Warrants
      On September 29, 2004, the Company completed a PIPE financing, in which warrants exercisable for 1,839,080 shares of common stock were issued. The warrants have an exercise price per share of $7.80, with a five-year life and are fully vested and exercisable six months from the closing date. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as permanent equity and valued at fair value on the date of issuance. The fair value of the warrants at the grant date of $10,133,331 was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 3.37% and a contractual life of five years.
      In December 2002, the Company issued warrants to purchase 327,273 shares of Series D Preferred Stock with an exercise price of $1.375 per share to certain financial institutions in connection with a term loan. Upon the conversion of the Preferred Stock into common stock in November 2003, these warrants became exercisable for 65,453 shares of common stock with an exercise price of $6.875 per share. The Company allocated the proceeds between the warrants and the term loan in accordance with the provisions of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). Upon date of grant, the warrants were ascribed a relative fair value of $412,844 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 2.8% and a contractual life of ten years. This amount was recorded as a debt discount and is amortized over the three-year term of the loan. The life of the warrants is equal to ten years from the date of grant. Warrants to purchase 187,273 shares of Series D Preferred Stock with an exercise price of $1.375 per share, exercisable for 37,453 shares of common stock are outstanding at December 31, 2004.
      In 2000, the Company issued a warrant to purchase 9,090 shares of Series C Preferred Stock with an exercise price of $1.375 per share to a financial institution in connection with a term loan. Upon the conversion of the Preferred Stock into common stock in November 2003, this warrant became exercisable for 1,818 shares of common stock with an exercise price of $6.875 per share. The Company allocated the proceeds between the warrant and the term loan in accordance with the provisions of APB 14. Upon date of grant, the warrant was ascribed a relative fair value of $10,815 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 6.6% and a contractual life of ten years. As of December 31, 2004, the warrant remained outstanding.
      The Company has reserved 1,878,351 shares of common stock for the potential exercise of warrants.

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
      At December 31, 2004, the Company had reserved an aggregate of 4,265,056 shares of common stock for issuance under the Plan and 934,195 options were available for grant. Options granted may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a four-year period, subject to acceleration upon the occurrence of certain events. The option price of any incentive stock option shall equal or exceed the fair value per share on the date of grant as determined by the Company’s Board of Directors prior to the initial public offering or market closing price after the initial public offering, or 110% of the fair value per share in the case of a 10% or greater stockholder.
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

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Incentive and Non-Qualifying Stock Options

	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 2001	1,442,374	$1.25	146,226	$1.13
Granted (below market)	474,280	$1.25
Granted (at market)	180,724	$1.25
Exercised	(79,508)	$1.20
Canceled	(84,829)	$1.25

Outstanding at December 31, 2002	1,933,041	$1.25	459,109	$1.22
Granted (below market)	850,427	$4.35
Granted (at market)	26,500	$13.61
Exercised	(79,380)	$1.06
Canceled	(1,196)	$1.24

Outstanding at December 31, 2003	2,729,392	$2.34	986,041	$1.43

Granted (at market)	713,150	$10.15
Exercised	(66,204)	$1.31
Canceled	(45,477)	$7.95

Outstanding at December 31, 2004	3,330,861	$3.96	1,547,422	$2.02

      The total options outstanding and exercisable under the Plan as of December 31, 2004 are as follows:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.50	19,501	3.85	$0.50	19,501	$0.50
$1.15	121,585	5.24	$1.15	121,585	$1.15
$1.25	1,754,828	7.12	$1.25	1,112,452	$1.25
$2.50 - $5.00	682,123	8.52	$4.75	249,976	$4.55
$5.40 - $8.10	423,603	9.39	$7.28	26,158	$7.48
$8.16 - $13.26	169,275	9.49	$10.47	4,000	$12.97
$13.57 - $18.30	159,946	9.04	$17.12	13,750	$14.98

	3,330,861	7.82	$3.96	1,547,422	$2.02

      For options granted at market value under the Plan, the per share weighted average grant date fair value was $8.57, $11.68 and $0.89 during 2004, 2003 and 2002, respectively. The per share weighted average grant date fair value of options granted below market value under the Plan during 2003 and 2002 was $11.21 and $4.32, respectively.

Stock-Based Compensation
      In connection with certain option grants to employees, the Company recognized $11,853, $8,317,386 and $1,841,472 of deferred stock-based compensation for the years ended December 31, 2004, 2003 and

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002, respectively, for the excess of the fair value of the Company’s common stock over the exercise price of the option at the date of grant. Of these amounts, the Company recognized stock-based compensation expense of $3,802,703, $3,412,815 and $392,119 for the years ended December 31, 2004, 2003 and 2002, respectively. Stock-based employee compensation expense is recognized over the option vesting period using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”).
      During the years ended December 31, 2004, 2003 and 2002, the Company granted 12,000, 47,000 and 34,425 options, respectively, to consultants. The Company recorded deferred stock-based compensation of $236,169, $878,373 and $446,524 related to such grants in 2004, 2003 and 2002, respectively, of which $144,936, $779,441 and $289,124 was recognized in operations in 2004, 2003 and 2002, respectively. The fair values of these options are calculated at each reporting date using the Black-Scholes option-pricing model. As a result, the stock-based compensation expense will fluctuate as the fair value of the Company’s common stock fluctuates. The Company believes that the fair values of the options are more reliably measurable than the fair value of the services received. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry because the Company does not have a sufficient trading history from which to calculate volatility. The following weighted average assumptions were used in the Black-Scholes option-pricing model for consultant options:

	2004	2003	2002

Risk-free interest rate	3.28-3.77%	2.74-3.36%	3.06%
Expected life (in years)	10	10	10
Expected volatility	100%	100%	100%
Expected dividend yield	0%	0%	0%

401(k) Plan
      The Company’s employee savings and retirement plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees may elect to defer their current compensation up to the statutorily prescribed annual limits and have the amount of such reduction contributed to the 401(k) Plan. As of December 31, 2004, the Company had not made any matching or additional contributions to the 401(k) Plan on behalf of its employees.

Employee Stock Purchase Plan
      The Company instituted an employee stock purchase plan in 2003, in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. The Board of Directors has the authority to set the terms of an offering and may specify offering periods of up to 27 months. The plan allows participants to purchase Myogen common stock through payroll deductions at a price 15% less than the lower of the closing price for the beginning of the offering period or the purchase date. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. During 2004 and 2003, no shares were issued pursuant to this plan. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six-month measurement periods ending January 31 and July 31, provided that a new two year offering will commence immediately after the end of a measurement period if the fair market value of the Company’s common stock at the end of such measurement period is less than the fair market value of the Company’s common stock on the initial day of such offering.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2004, the weighted-average fair value of the purchase rights granted was $4.84 per share, respectively. The Black-Scholes model was utilized to calculate the value of the purchase rights, using the following assumptions: no dividend yield, risk-free interest rate of 3.69%, volatility factor of 100% and an expected life of two years. Pro forma stock-based compensation, net of the effect of adjustments, was $78,908 in 2004 for the ESPP.

12.	Income Taxes
      The components of loss before income taxes consisted of the following for the years ended:

	December 31,

	2004	2003	2002

Domestic	$(57,743,551)	$(43,201,630)	$(28,084,751)
Foreign	81,110	93,143	55,476

Loss before income taxes	$(57,662,441)	$(43,108,487)	$(28,029,275)

      The current provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of foreign expense of $22,385, $39,346 and $18,304, respectively.
      The income tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$51,516,600	$31,485,487
Amortization of intangibles	5,317,095	4,894,938
Orphan drug and research and development credit carryforwards	4,601,321	1,423,790
Deferred revenue	1,351,930	1,283,655
Other	714,938	491,055

Total deferred tax assets	63,501,884	39,578,925
Deferred tax liabilities:
Depreciable assets	(6,149)	(88,216)

Total deferred tax liabilities	(6,149)	(88,216)

Net deferred tax assets, before valuation allowance	63,495,735	39,490,709
Valuation allowance	(63,495,735)	(39,490,709)

Net deferred tax assets	$—	$—

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

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% for 2004, 2003 and 2021 to the loss before income taxes as follows for the years ended:

	December 31,

	2004	2003	2002

U.S. federal income tax benefit at statutory rates	$(20,181,855)	$(15,087,971)	$(9,810,246)
Permanent differences	1,152,405	1,063,470	123,481
Orphan drug and research and development credit carryforwards	(3,177,531)	(1,223,790)	(200,000)
Foreign income taxes (less than) greater than 35%	(6,003)	6,748	(1,110)
State income tax benefit, net of federal benefit	(1,769,657)	(1,233,257)	(891,375)
Change in valuation allowance	24,005,026	16,514,146	10,797,554

	$22,385	$39,346	$18,304

      As of December 31, 2004, the Company had available federal net operating loss carryforwards of approximately $134.7 million. These net operating loss carryforwards will expire beginning in 2011. In addition, the Company had research and development credit and orphan drug credit carryforwards of $2.5 million and $2.1 million, respectively, as of December 31, 2004, to offset future regular and alternative taxable income. The research and development credit and orphan drug credit carryforwards expire beginning in 2017 and 2024, respectively, and are subject to review and possible adjustment by the Internal Revenue Service.
      The Tax Reform Act of 1986 limits a company’s ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50 percent, as defined in the Act. The Company has completed numerous financings that may have cumulatively resulted in a change in ownership in excess of 50 percent, as so defined. The utilization of net operating loss and tax credit carryforwards may be limited due to these ownership changes. The amount of these limitations, if any, is unknown, and net operating and tax credit carryforwards may expire unused.
      In 2004, one of the Company’s product candidates, ambrisentan, was granted orphan drug designation for the treatment of pulmonary arterial hypertension by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses.

13.	Royalty and License Commitments
      From time to time, the Company enters into royalty and license agreements (the “Agreements”) with universities, companies, research groups and others, resulting in certain commitments. The Company may terminate such Agreements at any time, generally with 30 to 60 days written notice. The Company has expensed $2,205,000, $7,442,000 and $3,621,000 related to the Agreements for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Agreements are summarized as follows:
      In September 1998, the Company entered into a license agreement with University License Equity Holdings, Inc., (formerly University Technology Corporation), (“ULEHI”), an affiliate of the University of Colorado, under which ULEHI granted to the Company an exclusive, worldwide license to practice, develop and use certain of ULEHI’s technology and licensed patent rights to develop and market the Company’s products. In exchange for the license agreement, the Company made a small upfront payment and issued 46,542 shares of its common stock valued at $0.50 per share. The license agreement expires on December 31, 2018. Under the license agreement, the Company will be required to pay an annual license

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintenance fee, an annual minimum research support payment and quarterly royalty payments based on a percentage of net quarterly product sales. The terms of the agreement also require the Company to pay for all costs related to obtaining and maintaining patents on the technology. As of December 31, 2004, no royalty payments have been made and no royalty payments are due. The Company incurred a $25,000 sublicense fee to ULEHI under this agreement, which was accrued at December 31, 2003. This agreement was amended in November 2003 to modify the royalty payment timeline and to include milestone payments for any drugs developed from the licensed technology, up to a maximum of $400,000 in the case of a drug for which an application for marketing approval is filed.
      In October 1998, the Company entered into a license agreement with Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.), to obtain an exclusive worldwide license for the right to develop and commercialize enoximone. On November 23, 1999, the Company and Aventis amended the licensing agreement, reducing annual payments required under the agreement. Through December 31, 2004, the Company has made $5.5 million in license payments under this agreement. No additional license or milestone payments are due under this agreement. The Company pays Aventis royalties based on sales.
      In December 1999, the Company entered into a license agreement with the Board of Regents of the University of Texas System (“UTS”) to obtain certain patent and technology rights. Under the agreement, the Company is required to make payments totaling $3.2 million on achieving certain milestone objectives beginning with the initiation of Phase I clinical trials and through the filing of a new drug application for a licensed or identified product. Effective July 7, 2000, the agreement was amended to require an annual license fee of $50,000 on each anniversary of the effective date, beginning with the later of December 2002 or the termination of the sponsored research agreement discussed below. This license agreement is also subject to the terms of the Sponsored Research Agreement entered into concurrently with the Patent and Technology License Agreement, under which the Company currently pays $250,000 per annum through March 31, 2007. As of December 31, 2003, the Company had accrued $162,500 in accounts payable to a related party under this agreement for a sublicense fee.
      In January 2000, the Company entered into a Patent License Agreement with the University and the University of North Texas Health Science Center at Fort Worth (UNTHSC) which grants the Company exclusive rights, with the right to sublicense, to certain patents and technology relating to cardiac hypertrophy. This exclusive license may be subject to certain rights of the United States Government to the extent any of the licensed subject matter is developed under a governmental funding agreement. In consideration for the license, the Company is obligated to pay an annual license fee of $50,000 per year, a percentage of sublicense revenue and royalties based upon net sales. Additionally, the Company is obligated to make milestone payments for any drugs developed from the licensed technology, up to a maximum of $3.2 million in the case of a drug for which a marketing application is approved.
      In January 2000, the Company issued 803,606 shares of Series B Preferred Stock in connection with the license agreements entered into in December 1999 and January 2000 with the University and UNTHSC
      Concurrent with the UTS licensing agreement, the Company entered into a Sponsored Research Agreement with the University of Texas Southwestern Medical Center for a term of three years. As consideration for the research performed by the University of Texas Southwestern Medical Center, the Company is required to pay the related expenses, plus other indirect costs of such research. In 2002, total payments made under the agreement and expensed to research and development were $360,000, of which $62,500 was included in accounts payable to a related party at December 31, 2002. During 2004, the Company paid $110,000 in license fees and $275,000 for research under this agreement. This agreement will terminate on March 31, 2007, unless terminated earlier under the terms of the agreement.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2001, the Company entered into an agreement with Abbott Laboratories for the exclusive license to develop and commercialize ambrisentan, an endothelin receptor antagonist compound. Under the agreement, the Company is required to make payments on attainment of certain milestone objectives. In addition, the Company was required to reimburse Abbott for costs related to the development expenditures already incurred by them as of the effective date of the agreement. We have made license and cost-reimbursement payments totaling $5.8 million in the past and an additional cost-reimbursement payment for additional feasibility and evaluation studies performed on the Company’s behalf of $690,225 was accrued at December 31, 2003. In 2004, the Company made a $1.5 million milestone payment as a result of the initiation of its Phase III ARIES trials for ambrisentan. Milestone payments totaling $6.0 million will be made in the future if the agreement remains in effect through the successful commercialization of ambrisentan in pulmonary arterial hypertension.
      In June 2003, the Company entered into a license agreement with Abbott under which the Company received an exclusive worldwide license from Abbott to develop and commercialize darusentan for all conditions except oncology. In consideration for the license, the Company paid Abbott initial license fees of $5.0 million and are obligated to make future milestone payments totaling $25.0 million if the Company successfully commercializes the drug for a single condition. Additional milestone payments would be due if the Company commercializes darusentan for additional conditions. However, in no event would the Company be obligated to pay more than $50.0 million in total milestone and license fees. In addition, the Company will owe royalties based on net sales of darusentan. If the Company seeks a co-promotion arrangement for darusentan in any country or group of countries, Abbott has the right of first negotiation. Abbott also has the option to be the exclusive development and commercialization partner for darusentan in Japan, upon terms to be negotiated. If the Company does not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected countries, paying the Company a royalty on its sales. The Company must use reasonable commercial diligence to develop and commercialize darusentan and to meet milestones in completing certain clinical work. The term of the agreement is indefinite, however, either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.
      In February 2002, the Company entered into a Sponsored Research Agreement with the Board of Regents of the University of Wisconsin System (“UWS”), effective October 2001. Under the terms of the agreement, the Company is required to reimburse UWS for all direct and indirect costs of such research up to a maximum amount. Total payments made under the agreement in 2004, 2003 and 2002 were $210,657, $210,657 and $337,050, respectively. This agreement will terminate on March 31, 2005, unless terminated earlier by its terms. The Company has an obligation to pay a total of an additional $52,664 in 2005.
      In February 2004, the Company entered into an additional Sponsored Research Agreement with UWS, related to ambrisentan. Under the terms of the agreement, the Company is required to reimburse UWS for all direct and indirect costs of such research up to a maximum amount. Total payments made under the agreement in 2004 were $105,036. This agreement will terminate on January 31, 2006, unless terminated earlier by its terms. The Company has an obligation to pay a total of an additional $117,768 in 2005 and 2006.
      During 2002, the Company entered into a collaborative research agreement with an unrelated third party associated with the Company’s EMPOWER study. Under this agreement, the Company is entitled to certain milestone payments in conjunction with the Phase III study. As of December 31, 2004, the Company accrued $312,515 under this agreement which is reflected as a reduction in research and development expense as costs are incurred. During 2004 and 2003, $332,425 and $355,060 of research and development expenses, respectively, were reduced under this agreement. Assuming the study is completed,

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the life of the agreement, the Company is entitled to receive $3.0 million, with the final payment due in 2006.
      On October 8, 2003, the Company entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for a $4.0 million upfront payment, a deferred payment of an additional $1.0 million which was made to the Company in October 2004 and an obligation by Novartis to provide research funding to the Company through October 2006, Novartis has the exclusive right to license drug targets and product candidates developed through the collaboration. Upon execution of a license, Novartis is obligated to fund all further development of the licensed product candidate, make payments to the Company upon the achievement of certain milestones and pay the Company royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from the Company, the Company has the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to reimbursement by the Company of a portion of Novartis’ development expenses up to that point, the Company’s agreement to share the future development and marketing expenses for the relevant product candidate and elimination of the royalty payable to the Company.

14.	Related Party Transactions
      During 1998, the Company entered into consulting agreements with three stockholders of the Company. The agreements are renewable annually upon mutual consent. One agreement expired in 1999 and was not renewed. Another agreement terminated in 2003. For the years ended December 31, 2004, 2003 and 2002 and the period from Inception to December 31, 2004, the Company incurred consulting fees of $24,000, $29,831, $33,996 and $203,819 related to these agreements, respectively. In addition, the Company granted to two of these stockholders options to purchase a total of 24,000 shares of the Company’s common stock at $0.50 per share. For consulting services provided during 2001, certain of such stockholders also received options to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.50, vesting over four years. The options were valued on their respective grant dates using the Black-Scholes option-pricing model resulting in an insignificant stock-based compensation charge over the vesting period. During 2003, a new consulting agreement was entered into with one of these stockholders, with a three-year term. The consulting fees will be $24,000 per year and it granted 12,000 options to purchase the Company’s common stock at an exercise price of $7.50, vesting over three years. These options were valued on the grant date using the Black-Scholes option-pricing model, which resulted in a total value of $133,000, of which $24,500 and $36,000 was recognized as stock-based compensation expense during the years ended December 31, 2004 and 2003, respectively.
      During 1999, the Company entered into separate consulting agreements with two stockholders of the Company. The agreements extend for three years and are renewable annually thereafter upon mutual consent. For the years ended December 31, 2004, 2003 and 2002 and the period from Inception to December 31, 2004, the Company incurred consulting fees of $68,000, $71,250, $86,500 and $399,750, respectively, related to these agreements. One agreement expired in 2002 and was not renewed. The remaining agreement was amended in 2003 to extend the expiration date of the agreement to December 31, 2007 and grant an additional 30,000 options. For consulting services provided prior to 2001, the stockholders also received options to purchase 62,000 shares of the Company’s common stock at a weighted average exercise price of $1.10, vesting over four years. The options were valued on their respective grant dates using the Black-Scholes option-pricing model. The options have a total value of approximately $603,000 of which approximately $37,000 reduction in stock-based compensation expense during the year ended December 31, 2004, and $349,000 and $244,000 was recognized as stock-based compensation expense during the years ended December 31, 2003 and 2002, respectively. The additional

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
30,000 options granted in 2003 have an exercise price of $7.50, vesting over two years. The options were valued on the grant date using the Black-Scholes option-pricing model, which resulted in a total value of $392,000, of which $97,000 and $141,000 was recognized as stock-based compensation expense during the years ended December 31, 2004 and 2003, respectively.
      Dr. Michael Bristow, the Chief Science and Medical Officer and a Director of the Company, has served as a director of Clinical Cardiovascular Research, LLC for each of the last three years. On December 4, 1998, the Company entered into a Clinical Research Services Master Agreement with Clinical Cardiovascular Research, LLC, as amended, pursuant to which it paid $1,473,977 in 2003 and $2,141,461 in 2002. This agreement terminated in December 2003, however, $1,366,522 of research was performed in 2004 on a fee for service basis. Payments pursuant to this agreement totaled $9,643,025 for the period from Inception to December 31, 2004. Such payments are recorded as research and development expense.
      The Company has made annual contributions of $228,086, $268,650 and $300,000 for fiscal years ended December 31, 2004, 2003 and 2002, respectively, and $1,626,379 for the period from Inception to December 31, 2004, to the University of Colorado to support academic research in heart failure, including research performed by Dr. Michael Bristow. Such contributions and payments were recorded as research and development expense.

15.	Business Segments
      The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to December 31, 2004 have occurred in Europe through the Company’s subsidiary.

	Years Ended December 31,

	2004	2003	2002

Sales:
Germany	$853,046	$720,251	$691,683
Netherlands	1,038,699	796,414	650,524
United Kingdom	681,385	541,963	512,303
Italy	395,233	405,341	190,511
France	303,782	342,192	267,274
Other	45,538	39,552	30,604

	$3,317,683	$2,845,713	$2,342,899

	December 31,

	2004	2003

Long-lived assets:
United States	$2,451,999	$1,234,685
Europe	51,580	69,343

	$2,503,579	$1,304,028

16.	Subsequent Events
      In October 1998, we entered into a license agreement with Aventis under which we received an exclusive worldwide license to develop and commercialize enoximone. In January 2005, we entered into a

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
material amendment to the Aventis license agreement. Pursuant to the amendment, Aventis agreed to divest its rights, including all royalty rights, to all forms of enoximone in the United Kingdom and Belgium. In conjunction with such divestiture, the Company agreed to a modest increase in the royalty rates payable to Aventis with respect to the oral form of enoximone in European countries other than the United Kingdom and Belgium (the “Limited European Countries”). Royalties payable with respect to the intravenous formulation of enoximone (Perfan® I.V.) remained unchanged in the Limited European Countries and royalties payable with respect to all forms of enoximone remained unchanged in all countries other than the Limited European Countries.

17.	Quarterly Financial Results (Unaudited) (in thousands, except per share data)

2004	March 31,	June 30,	September 30,	December 31,

Revenue:
Product sales	$852	$900	$783	$783
Research and development contracts	1,340	1,664	1,667	1,935
Costs and expenses:
Cost of product sold	271	278	240	288
Research and development*	14,624	12,462	12,335	14,703
Selling, general and administrative*	2,235	2,047	2,086	2,891
Stock-based compensation	1,212	1,122	943	671
Net loss	(15,986)	(13,210)	(13,003)	(15,486)
Accretion of dividends	—	—	—	—
Deemed dividend	—	—	—	—
Net loss attributable to common stock	$(15,986)	$(13,210)	$(13,003)	$(15,486)
Basic and diluted earnings per common share	$(0.60)	$(0.50)	$(0.50)	$(0.43)

2003	March 31,	June 30,	September 30,	December 31,

Revenue:
Product sales	$657	$708	$707	$774
Research and development contracts	—	—	—	1,010
Costs and expenses:
Cost of product sold	207	227	220	231
Research and development*	6,351	11,219	7,052	12,743
Selling, general and administrative*	932	970	663	1,822
Stock-based compensation	772	493	841	2,086
Net loss	(7,580)	(12,244)	(8,130)	(15,194)
Accretion of dividends	(3,670)	(3,670)	(4,244)	(1,603)
Deemed dividend	—	—	(39,935)	—
Net loss attributable to common stock	$(11,250)	$(15,915)	$(52,309)	$(16,796)
Basic and diluted earnings per common share	$(10.95)	$(15.47)	$(50.29)	$(0.91)

*	Excludes Stock-based compensation expenses.

MYOGEN, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the fourth quarter of 2003, we signed a research and development contract which provided upfront payments, license revenues and research funding for a minimum of three years. The research and development contract revenues that were recognized in the fourth quarter of 2003 relate to this agreement and consist of license revenue and research funding. Research and development expenses increased $5.7 million in the fourth quarter 2003 compared to the third quarter 2003 due to the initiation of the Phase III ARIES trials for ambrisentan and costs related to increased duration and enrollment in the other clinical trials. In addition, the fourth quarter 2003 stock-based compensation expense increased $1.2 million compared to the third quarter of 2003. This was primarily a result of a full quarter of amortization related to employee stock option grants that occurred in late August 2003 and an increase in expense related to options granted to non-employees as a result of an increase in the Company’s market price for its common stock.

INDEX TO EXHIBITS

Exhibit No.		Description

3	.1*	Restated Certificate of Incorporation.
3	.2*	Amended and Restated Bylaws.
4	.1*	Specimen Stock Certificate.
10	.1*(1)	2003 Equity Incentive Plan of the Company, Form of Grant Notice and Form of Stock Option Agreement.
10	.2*(1)	2003 Employee Stock Purchase Plan of the Company.
10	.3*	Series A Preferred Stock Purchase Agreement, dated May 21, 1998 between Myogen and the parties named therein.
10	.4*	Series B Preferred Stock Purchase Agreement, dated March 16, 2000 between Myogen and the parties named therein.
10	.5*	Series C Preferred Stock Purchase Agreement, dated November 23, 1999, as amended on December 8, 1999, between Myogen and the parties named therein.
10	.6*	Series D Preferred Stock Purchase Agreement, dated August 21, 2001, as amended on November 2, 2001 and December 27, 2001, between Myogen and the parties named therein.
10	.7*	Series D Preferred Stock Purchase Agreement, dated August 27, 2003, between Myogen and the parties named therein.
10	.8*	Third Amended and Restated Investor Rights Agreement, dated August 21, 2001, as amended on August 27, 2003, between Myogen and certain of our stockholders.
10	.9*	Third Amended and Restated Stockholders Agreement, dated August 21, 2001, as amended on December 27, 2001, between Myogen and certain of our stockholders.
10	.10(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.
10	.11*	Form of Indemnification Agreement entered into by each of Myogen’s Executive Officers and Directors.
10	.12*	Lease Agreement between the Company and Church Ranch Business Center, LLC, dated January 1, 2002.
10	.13*	Warrant to purchase shares of Series C preferred stock issued to Silicon Valley Bank, dated January 26, 2000.
10	.14*	Venture Loan and Security Agreement by and among GATX Ventures, Inc., Silicon Valley Bank and the Company, dated December 6, 2002.
10	.15*	Warrant to purchase shares of Series D preferred stock issued to GATX Ventures, Inc., dated December 6, 2002.
10	.16*	Warrant to purchase shares of Series D preferred stock issued to Silicon Valley Bank, dated December 6, 2002.
10	.17*=	License Agreement between Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.) and the Company, dated October 1, 1998, as amended November 23, 1999 and June 2, 2003.
10	.18*=	License Agreement between Abbott Deutschland Holding GmbH and the Company, dated October 8, 2001.
10	.19*=	Intellectual Property License Agreement between the University Technology Corporation and the Company, dated September 1, 1998, as amended January 26, 2001 and November 12, 2002.
10	.20*=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 4, 1998, as amended January 4, 2001.
10	.21*=	Patent and Technology License Agreement between the Board of Regents of The University Of Texas System and the Company, dated December 1, 1999, as amended July 7, 2000 and December 20, 2001.
10	.22*=	Exclusive Patent And Technology License Agreement between the Board of Regents of The University of Texas System and the Company, dated January 1, 2002.
10	.23*=	License Agreement between Abbott Laboratories and the Company, dated June 30, 2003.
10	.24*=	Collaboration and Option Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company, dated October 8, 2003.
10	.25*=	Form of License, Development and Commercialization Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company.

Exhibit No.		Description

10	.26*=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 12, 2003.
10.27%		Indemnification Agreement between Kirk K. Calhoun and the Company, dated as of January 16, 2004.
10.28%		First Amendment to Lease Agreement between Sevo Miller, Inc., as receiver on behalf of Church Ranch Business Center, LLC, and the Company, dated December 2, 2003.
10	.29%=	Third Amendment to Intellectual Property License Agreement between University License Equity Holdings, Inc. and the Company, dated November 24, 2003.
10	.30%=	Amendment No. 3 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated November 6, 2003.
10	.31%=	Amendment No. 1 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated as of February 10, 2004.
10	.32%=	Patent License Agreement between the University of Texas System, the University of North Texas Health Science Center at Fort Worth and the Company, dated January 13, 2000.
10	.33^(1)	2003 Employee Stock Purchase Plan — August 1, 2004 Offering.
10	.34#	Securities Purchase Agreement, dated September 24, 2004, by and among the Company and the investors named therein.
10	.35@	Second Amendment to Lease Agreement between LaSalle Bank, N.A. (formerly known as LaSalle National Bank), as Trustee for the Certificateholders Under the Pooling and Servicing Agreement, and the Company, dated April 15, 2004.
10	.36@	Third Amendment to Lease Agreement between Scott Kaufman and the Company, dated September 30, 2004.
10	.37+	Third Amendment to the License Agreement by and between Aventis Pharmaceuticals, Inc. and Myogen, dated January 27, 2005.
10	.38(1)	2003 Employee Stock Purchase Plan — February 1, 2005 Offering.
10	.39$(1)	2004 and 2005 Discretionary Bonus Program.
21	.1*	List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Powers of Attorney. Reference B made to page 65.
31.1		Certification of principal executive officer required by Rule 13a-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a).
32.1		Section 1350 Certification.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108301) and amendments thereto, declared effective October 29, 2003.
(%)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-50438), as filed with the Commission on March 1, 2004.
(^)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50438), as filed with the Commission on August 9, 2004.
(#)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-50438), as filed with the Commission on September 29, 2004.
(@)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-50438), as filed with the Commission on October 1, 2004.
($)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-50438), as filed with the Commission on March 9, 2005.
(1)	Indicates Management Contract or Compensatory Plan or Arrangement.
=	We have been granted confidential treatment with respect to the omitted portions of this agreement.
+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.