Form 10-Q
period 2005-03-31
MYOGEN INC
filed 2005-05-10
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes ☑       No ☐

     As of May 6, 2005 there were 35,767,808 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

This quarterly report on Form 10-Q consists of 42 pages.

MYOGEN, INC.
FORM 10-Q

INDEX

Page
Number
PART I. Financial Information	3

ITEM 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets— As of March 31, 2005 and December 31, 2004	3

Consolidated Statements of Operations— For the Three Months Ended March 31, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to March 31, 2005	4

Consolidated Statements of Cash Flows— For the Three Months Ended March 31, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to March 31, 2005	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4. Controls and Procedures	39

PART II. Other Information	40

ITEM 1. Legal Proceedings	40

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3. Defaults Upon Senior Securities	40

ITEM 4. Submission of Matters to a Vote of Security Holders	40

ITEM 5. Other Information	40

ITEM 6. Exhibits	40

SIGNATURES	41

EXHIBIT INDEX	42
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55,052,621	$71,258,294
Short-term investments	45,097,749	48,330,819
Accrued interest receivable	333,352	290,972
Trade accounts receivable	1,105,095	946,177
Research and development contract amounts due within one year	1,550,000	300,000
Inventories	230,803	258,120
Prepaid expenses and other current assets	1,282,665	1,679,340

Total current assets	104,652,285	123,063,722

Long-term investments	1,498,181	—
Property and equipment, net	2,725,730	2,503,579
Other assets	27,299	35,421

Total assets	$108,903,495	$125,602,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,520,176	$10,681,667
Accrued liabilities	1,013,825	1,941,083
Current portion of deferred revenue	1,823,188	1,823,188
Current portion of deferred rent	61,706	59,456
Current portion of capital lease obligations	67,610	59,924
Current portion of notes payable, net of discount	1,556,271	1,821,806

Total current liabilities	18,042,776	16,387,124

Deferred revenue, net of current portion	942,956	1,398,753
Deferred rent, net of current portion	200,877	217,616
Capital lease obligations, net of current portion	90,074	112,728
Notes payable, net of current portion and discount	—	172,100

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2005 and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 35,766,892 and 35,731,581 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	35,767	35,732
Additional paid-in-capital	286,219,616	286,017,266
Deferred stock-based compensation	(2,089,120)	(2,534,535)
Accumulated other comprehensive loss	(76,217)	(42,203)
Deficit accumulated during the development stage	(194,463,234)	(176,161,859)

Total stockholders’ equity	89,626,812	107,314,401

Total liabilities and stockholders’ equity	$108,903,495	$125,602,722

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Period from
	For the Three Months Ended		June 10, 1996
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Revenues:
Product sales	$908,853	$851,647	$11,650,250
Research and development contracts	1,705,797	1,339,628	9,322,600

	2,614,650	2,191,275	20,972,850

Costs and expenses:
Cost of product sold	308,115	271,130	4,071,914
Research and development (excluding stock-based compensation expense of $264,047, $615,948 and $5,090,836, respectively)	17,405,405	14,624,436	160,248,786
Selling, general and administrative (excluding stock-based compensation expense of $251,890, $595,906 and $4,298,222, respectively)	3,243,768	2,235,278	30,341,947
Stock-based compensation expense	515,937	1,211,854	9,389,058

	21,473,225	18,342,698	204,051,705

Loss from operations	(18,858,575)	(16,151,423)	(183,078,855)
Interest income, net	562,818	171,878	3,784,084

Loss before income taxes	(18,295,757)	(15,979,545)	(179,294,771)
Income taxes	5,618	6,876	88,800

Net loss	(18,301,375)	(15,986,421)	(179,383,571)

Accretion of mandatorily redeemable convertible preferred stock	—	—	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(39,935,388)

Net loss attributable to common stockholders	$(18,301,375)	$(15,986,421)	$(251,818,515)

Basic and diluted net loss per common share	$(0.51)	$(0.60)

Weighted average common shares outstanding	35,757,832	26,461,163

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
	For the Three Months Ended		June 10, 1996
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash Flows From Operating Activities:
Net loss	$(18,301,375)	$(15,986,421)	$(179,383,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,046	113,449	1,847,277
Amortization of deferred stock-based compensation	515,937	1,211,854	9,389,058
Amortization of debt discount	34,404	34,404	320,449
Amortization of investment (discount) premium	(9,189)	222,893	811,965
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	—	—	34,672
Changes in operating assets and liabilities:
Trade accounts receivable	(207,678)	73,777	(272,020)
Research and development contract amounts	(1,250,000)	(922,961)	(550,000)
Inventories	27,317	(69,334)	(230,803)
Prepaid expenses, accrued interest and other assets	449,574	145,310	(1,625,315)
Accounts payable	3,026,948	353,210	13,044,395
Deferred revenue	(455,797)	(416,667)	1,766,144
Accrued liabilities	(1,190,402)	(426,268)	536,570

Net cash used in operating activities	(17,142,215)	(15,666,754)	(153,147,950)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(410,391)	(287,741)	(4,566,701)
Proceeds from sale of property and equipment	—	—	332,473
Purchases of investments	(12,747,697)	(37,719,991)	(447,561,266)
Proceeds from maturities and sales of investments	14,470,041	27,600,000	400,248,137

Net cash provided by (used in) investing activities	1,311,953	(10,407,732)	(51,547,357)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	127,151,604
Proceeds from issuance of common stock, net of issuance costs	131,862	9,576	130,877,256
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(472,039)	(428,059)	(3,590,519)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(16,778)	(6,809)	(123,075)

Net cash (used in) provided by financing activities	(356,955)	(425,292)	259,645,654

Effect of exchange rates on cash	(18,456)	(10,053)	102,274
Net (decrease) increase in cash and cash equivalents	(16,205,673)	(26,509,831)	55,052,621
Cash and cash equivalents, beginning of period	71,258,294	44,337,721	—

Cash and cash equivalents, end of period	$55,052,621	$17,827,890	$55,052,621

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$905	3,016	$276,297
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688,153
Deferred research and development contract revenue due within one year	—	—	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2004, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2005.

     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of March 31, 2005 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 2: Liquidity

     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three months ended March 31, 2005, the Company incurred losses from operations of $18,858,575 and negative cash flows from operations of $17,142,215. For the years ended December 31, 2004, 2003 and 2002, the Company incurred losses from operations of $58,483,712, $42,972,596 and $28,815,118, respectively, and negative cash flows from operations of $47,698,031, $31,706,160 and $26,459,454, respectively. As of March 31, 2005, the Company had a deficit accumulated during the development stage of $194,463,234. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception through March 31, 2005, the Company has raised $258,028,860 of net cash proceeds from the sale of equity securities.

     Based on current spending projections, management believes that the existing cash, cash equivalents and investments will be sufficient to continue operations through at least the first quarter of 2006. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans to conduct additional financings to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

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

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

			Cumulative
			Period From
			June 10, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2005	2004	2005
Net loss attributable to common stockholders, as reported	$(18,301,375)	$(15,986,421)	$(251,818,515)
Add: Total stock-based employee compensation expense included in reported net loss	494,381	1,159,673	8,102,018
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,281,681)	(1,392,767)	(11,688,032)

Pro forma net loss	$(19,088,675)	$(16,219,515)	$(255,404,529)

Pro forma basic and diluted net loss per common share	$(0.53)	$(0.61)

Basic and diluted net loss per common share, as reported	$(0.51)	$(0.60)

Note 4: Inventory Components

	March 31,	December 31,
	2005	2004
Finished products	$196,916	$211,770
Raw materials	33,887	46,350

Total inventories	$230,803	$258,120

Note 5: Comprehensive Loss

     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(18,301,375)	$(15,986,421)
Change in unrealized gain (loss) on investments available for sale	(23,262)	12,403
Foreign currency translation adjustment	(10,751)	(4,350)

Total comprehensive loss	$(18,335,388)	$(15,978,368)

Note 6: Revenue Recognition

     Myogen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 Revenue Recognition in Financial Statements (SAB 104). Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. The Company considers this methodology to be the most appropriate for its business model and current revenue streams.

  Product Sales

     Product sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, the Company does not allow product returns.

  Research and development contracts

     Myogen may enter into collaborative agreements with pharmaceutical companies where the other party receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable funding of research and development efforts, licensing fees, payments based on achievement of certain milestones, and royalties on product sales. Myogen analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the longer of the development period to which they relate or the expected duration of the contractual relationship. Where there are two or more distinct phases embedded in one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

     Milestone payments based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract are recognized when the earnings process is complete and the corresponding payment is reasonably assured. The Company evaluates whether milestone payments are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

     Revenue from research funding is recognized when the services are performed in order to match revenues to expenses incurred and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.

Note 7: Net Loss Per Common Share

     Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period and diluted net loss per common share is computed by giving effect to all dilutive potential common stock, including options and warrants.

     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Common stock related to options	1,571,828	2,315,388
Warrants	4,521	38,592

Total	1,576,349	2,353,930

Note 8: Accounts Payable

     Accounts payable are comprised of the following:

	March 31,	December 31,
	2005	2004
Trade	$204,795	$171,311
Research and development	13,086,857	10,290,083
Related party	228,524	220,273

	$13,520,176	$10,681,667

Note 9: Commitments and Contingencies

     In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of distributors of its marketed product, indemnities to its lenders and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and in accordance with SFAS No. 5, Accounting for Contingencies. No such losses have been recorded to date.

Note 10: Geographic Information

     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to March 31, 2005 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended
	March 31,
	2005	2004
Product sales:
Netherlands	$362,902	$242,223
Germany	261,663	189,671
United Kingdom	201,910	147,729
France	70,653	80,267
Italy	—	179,881
Other	11,725	11,876

	$908,853	$851,647

	March 31,	December 31,
	2005	2004
Property and equipment, net:
United States	$2,666,867	$2,451,999
Europe	58,863	51,580

	$2,725,730	$2,503,579

Note 11: Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123(R) and the related interpretations must be adopted no later than January 1, 2006. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

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

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in our 2004 Annual Report on Form 10-K.

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

     Forward-looking statements in this report include statements relating to:

•	the development of enoximone, ambrisentan and darusentan, including projected development and clinical trial timelines;

•	expected trends and projections relating to sales of Perfan® I.V. and our income and expense line items; and

•	expectations regarding our financial condition and liquidity, including the adequacy of our existing capital resources.

     These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” other cautionary statements included in this report, in our Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and Form 8-K. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.

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

     We currently market an intravenous (i.v.) formulation of enoximone, Perfan® I.V., in Europe for the treatment of acute decompensated heart failure and we have three product candidates in late-stage clinical development: enoximone capsules for the treatment of patients with advanced chronic heart failure, ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH) and darusentan for the treatment of patients with resistant systolic hypertension. All three of our product candidates are orally administered small molecules that we believe offer advantages over currently available therapies and have the potential to address unmet needs in their respective markets.

•	Enoximone. We believe that chronic oral administration of low doses of enoximone capsules has the potential to alleviate symptoms and reduce hospitalizations for patients with advanced chronic heart failure, resulting in a decrease in associated health care costs and improvement in patients’ quality of life. We are evaluating enoximone capsules in three Phase III trials (ESSENTIAL I & II and EMPOWER) and we completed the treatment phase of one additional Phase III trial in February 2004 (EMOTE). In November 2004, we announced the completion of the treatment phase of both ESSENTIAL trials. We plan to report preliminary data for the ESSENTIAL trials in July 2005.

•	Ambrisentan. We believe that ambrisentan may have several clinical benefits over existing PAH therapies, including greater and more durable efficacy, low incidence of liver toxicity, once daily dosing and lower incidence of interactions with other drugs. We completed a Phase II clinical trial of ambrisentan in September 2003 and announced the initiation of the two pivotal Phase III trials, ARIES-1 & -2, in January 2004. We expect to complete enrollment in ARIES-2 by the end of June 2005 and ARIES-1 in the fourth quarter of 2005. We plan to report preliminary results from each of the ARIES trials approximately six months following the completion of enrollment in each trial.

•	Darusentan. We believe that there is a significant need for a therapeutic agent that, when used in combination with currently available medications, is capable of lowering blood pressure in patients suffering from resistant systolic hypertension (i.e., patients whose blood pressure cannot be adequately controlled with existing medication). We believe that darusentan may be an agent that is capable of improving control of blood pressure in this patient population, leading to the potential for enhanced patient outcomes, such as a reduction in the number of serious cardiac events and the progression of chronic kidney disease. In July 2004, we announced the initiation of a Phase IIb clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. In April 2005, we announced the completion of patient enrollment in the Phase IIb clinical trial of darusentan. We expect the treatment phase of this trial will be completed on July 8, 2005 and we intend to report results of the trial one or two months thereafter.

     Through our internal research program and academic collaborations, we are developing an advanced understanding of the biological pathways of heart disease and have discovered several novel molecular targets that we believe play a key role in pathological cardiac hypertrophy and its progression to heart failure. A subset of these targets forms the basis of our drug discovery research program.

     We are in the development stage and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $194.5 million as of March 31, 2005. We incurred operating losses of $18.9 million and $16.2 million for the three months ended March 31, 2005 and 2004, respectively, and $58.5 million, $43.0 million, $28.8 million for the years 2004, 2003 and 2002, respectively. Our research and development expenses have historically been much higher than our revenues.

     Our current revenue is derived solely from sales of Perfan® I.V. in Europe and research and development contract revenues from our agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) signed in October 2003. Prior to our licensing the worldwide rights to enoximone in 1998, Perfan® I.V. was marketed in Europe by Aventis. In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with distributors to distribute Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan® I.V. in 2000. Even if our sales and marketing efforts lead to increases in Perfan® I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the cost of Perfan® I.V., which we purchase exclusively from a contract manufacturer, and the cost of royalties payable to Aventis.

     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to March 31, 2005, we have incurred expenses of approximately $87.7 million, $41.1 million and $10.6 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone obligations associated with the licensing of enoximone, ambrisentan and darusentan.

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

     We have a discovery research effort, which is conducted by our scientists, through collaborative agreements with academic laboratories and in conjunction with Novartis. In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for license payments and a commitment to fund our research, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. To date, Novartis has not licensed any drug targets or compounds under the terms of the collaboration. If Novartis does execute a license, Novartis will be obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase II clinical trials of any product candidate Novartis has licensed from us, we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses incurred up to that point, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.

     Our selling, general and administrative expense category consists of our sales, marketing, business development, finance, accounting and general administration costs. These costs are comprised of expenses related directly to our staff, as well as external costs associated with service providers such as consultants, lawyers, accountants and insurers. We anticipate that selling, general and administrative expenses will increase significantly in the foreseeable future based on our expectation that we will expand our efforts to prepare for the potential commercialization of enoximone capsules and ambrisentan.

     Our on-going development programs for enoximone capsules, ambrisentan and darusentan will be lengthy and expensive. Even if these trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates for several years. As a result of these development program expenses and the costs of preparing for the possible commercial launch of enoximone and ambrisentan, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses is subject to significant uncertainty, we expect them to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. Our primary source of working capital has been equity financings.

     The pace and outcome of our clinical development programs and the progress of our discovery research program are difficult to predict. If we enter into additional third party collaborations or acquire new product candidates, the timing and amounts of any related licensing payments or expenses are likely to be highly variable. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

  Revenues

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:
Product sales	$909	$852
Research and development contracts	1,706	1,340

	$2,615	$2,192

     Product sales

     Product sales were derived from sales of Perfan® I.V. in Europe. Sales in United States dollars increased due to the increased euro/dollar exchange rate in the first quarter 2005, as compared to the first quarter 2004.

     We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our level of expenses.

     Research and development contracts revenue

     Research and development contracts revenues for the three months ended March 31, 2005 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended March 31, 2005 mainly consisted of license revenue totaling $417,000 and research support funding of $1.25 million. The research and development contracts revenue for the three months ended March 31, 2004 mainly consisted of license revenue totaling $417,000 and research support funding of $923,000. The license revenue is derived from the non-refundable upfront payment made by Novartis in 2003, which is being recognized ratably over three years. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.

  Costs and Expenses

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Costs and expenses:
Cost of product sold	$308	$271
Research and development (excluding stock-based compensation expense)	17,405	14,624
Selling, general and administrative (excluding stock-based compensation expense)	3,244	2,235
Stock-based compensation expense	516	1,212

	$21,473	$18,342

     Cost of Product Sold

     The cost of product sold for Perfan® I.V. increased in the three months ended March 31, 2005 compared to the same period in 2004, primarily due to the increase in product sales in United States dollars. The cost of goods sold, as a percentage of Perfan® I.V. sales, was 34% for the three months ended March 31, 2005 as compared to 32% for the same quarter in 2004.

     Research and Development

     Research and development expenses, excluding stock-based compensation expenses, are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Development
Enoximone capsules	$10,021	$7,108
Ambrisentan	4,538	3,722
Darusentan	1,220	1,241

Total development	15,779	12,071

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
License fees
Enoximone	—	—
Ambrisentan	—	1,500
Darusentan	—	—
Other	59	108

Total license fees	59	1,608
Discovery research	1,567	945

Total research and development	$17,405	$14,624

     The $2.9 million increase in development costs for enoximone capsules in the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to the following:

•	$2.6 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$290,000 increase related to the initiation of several Phase I enoximone studies; and

•	$240,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $395,000 decrease related to the conclusion of our EMOTE study in March 2004.

     The $816,000 increase in development costs for ambrisentan in the three months ended March 31, 2005 as compared to the same period in 2004 was primarily related to:

•	$1.0 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the two Phase III ARIES trials and the related extension study;

•	$235,000 increase in expenses related to consulting and other external costs for ambrisentan; and

•	$65,000 increase in internal expenses associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.

     These increases were partially offset by a $300,000 decrease related to the conclusion of our Phase II PAH trial and decreased costs related to the extension study and a decrease of $170,000 in expenses related to work on developing the commercial manufacturing process for ambrisentan, which was due to the variability in the timing of this work.

     The development costs for darusentan in the three months ended March 31, 2005 were consistent with the same period in 2004.

     Discovery research expenses increased by about $620,000 in the three months ended March 31, 2005 as compared to the same period in 2004. The increase related to increased staffing levels and to increased lab supply and equipment costs.

     Selling, General and Administrative

     The $1.0 million increase in selling, general and administrative expense for the three months ended March 31, 2005 as compared to the same period in 2004 was due to an increase of $330,000 related to increased staffing and related recruiting costs, $295,000 increase in professional service and related consulting costs, $235,000 related to increased marketing costs and a $140,000 increase related to conferences and travel costs.

     Stock-Based Compensation

     Stock-based compensation expenses decreased due to the continued vesting of below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, the Company has not granted options to employees with exercise prices below the fair market value on the date of grant. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Research and development	$264	$616
Selling, general and administrative	252	596

	$516	$1,212

     Interest Income, Net

     Interest income net of interest expense was $563,000 and $172,000 for the three months ended March 31, 2005 and 2004, respectively. Interest income was $650,000 and $303,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest income in 2005 relates to the increased investment balance in 2005 as a result of the funds raised in our September 2004 financing. Interest expense declined to $87,000 from $131,000 for the three months ended March 31, 2005 and 2004, respectively, as a result of the reduced balance remaining on our term loan.

Liquidity and Capital Resources

     Our cash, cash equivalents and investments amounted to $101.6 million and $119.6 million at March 31, 2005 and December 31, 2004, respectively. From our inception on June 10, 1996 to March 31, 2005, we funded our operations primarily with $258.0 million (net of issuance costs) from private equity financings and our public offerings, $5.3 million from term loans, $11.7 million from sales of Perfan® I.V., $10.5 million related to our research and development contract with Novartis and $3.8 million from net interest income earned on cash equivalents and investments.

     Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, sales and marketing expenses and payroll costs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, sales and marketing expenses and payroll costs. We believe that our cash, cash equivalents and investment balances will allow us to fund our future working capital and capital expenditures through at least the end of the first quarter of 2006 and potentially longer if the results of our ESSENTIAL trials and/or Phase IIb trial of darusentan do not support further development. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Although we expect that our existing resources could be adequate to support our operations for a longer period of time under certain scenarios, there can be no assurance that this can, in fact, be accomplished.

     We intend to pursue potential additional collaborations and financing transactions to meet our future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.

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

     At March 31, 2005, we had approximately $2.7 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements in 2005, and we expect our spending on fixed assets to grow in future years.

     Operating activities resulted in net cash outflows of $17.1 million and $15.7 million for the three months ended March 31, 2005 and 2004, respectively. The cumulative net cash outflow from operating activities from our inception to March 31, 2005 was $153.1 million. The use of cash in all periods was primarily a result of our losses from operations.

     Investing activities resulted in net cash inflows of $1.3 million and net cash outflows of $10.4 million for the three months ended March 31, 2005 and 2004, respectively. The net cash inflow for the three months ended March 31, 2005 resulted from $0.4 million in capital asset expenditures and $12.7 million in purchases of investments offset by $14.5 million in proceeds related to the maturity of investments. The net cash outflow for the three months ended March 31, 2004 resulted from $0.3 million in capital asset expenditures and $37.7 million in purchases of investments offset by $27.6 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to March 31, 2005 resulted in net cash outflows of $51.5 million, with $4.6 million in net capital asset expenditures offset by $332,000 in proceeds from the sale of property and equipment and $447.6 million in purchases of investments offset by $400.2 million in proceeds from the maturity of investments.

     Financing activities resulted in net cash outflows of $0.4 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. Financing activities for the three months ended March 31, 2005 and 2004 consisted primarily of payments of $472,000 and $428,000 on our term loan, respectively. Cumulative financing activities from our inception to March 31, 2005 resulted in net cash inflows of $259.6 million, primarily related to the issuance of our Series A, C and D preferred stock, the sale of shares of our common stock in our initial public offering and our September 2004 financing and borrowings under our term loans.

     Total operating lease expense for the three months ended March 31, 2005 and 2004 was approximately $125,000 and $100,000, respectively. We have future payment commitments for operating leases of approximately $1.3 million, principally for our office and laboratory space as of March 31, 2005. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination, and therefore the extent of the future commitments cannot be meaningfully quantified.

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

  Revenue Recognition

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

     Product Sales. Product sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, we do not allow product returns.

     Research and development contracts. We may enter into collaborative agreements with pharmaceutical companies where the other party generally receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator or through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable licensing fees, funding of research and development efforts, payments based on achievement of certain milestones, and royalties on product sales. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of the undelivered items can be determined. If the license is considered to have stand-alone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.

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

  Accounting for research and development expenses

     Our research and development expense category is primarily composed of costs associated with product development for enoximone capsules, ambrisentan and darusentan. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contractual payments to third party clinical research organizations to perform certain activities in support of our clinical trials. We also report the costs of product licenses in this category, including our ongoing milestone obligations associated with the licensing of ambrisentan and darusentan. Our product candidates do not currently have regulatory approval; accordingly, we expense the license and milestone fees when we incur the liability. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements.

  Valuation of equity instruments

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

  Accounting for income taxes

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

     SFAS No. 123(R) and the related interpretations must be adopted no later than January 1, 2006. We expect to adopt SFAS No. 123(R) effective as of January 1, 2006.

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

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R) and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

RISK FACTORS

     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our annual report on Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and Form 8-K.

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

     We have experienced significant operating losses since our inception in 1996. At March 31, 2005, we had an accumulated deficit of $194.5 million. For the year ended December 31, 2004 we had an operating loss of $58.5 million and for the years ended December 31, 2003 and 2002, we had operating losses of $43.0 million and $28.8 million, respectively. Revenues from the commercial sales of our only approved product, Perfan® I.V., were $3.3 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively, and we will not achieve profitability from the sales of this product alone. We also do not expect that research and development revenue, which was $6.6 million and $1.0 million in 2004 and 2003, respectively, will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, preparing for potential commercial launch of our product candidates and expanding our discovery research programs. In the first quarter of 2005, our operations consumed approximately $5.7 million of cash per month, compared to $5.2 million of cash per month in 2004. This rate of cash consumption would have increased by an average of $0.5 million per month had research and development funding not been received. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of the first quarter of 2006. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We also may be required to:

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

     A number of factors may prevent us from completing our projected goals for enrollment or decrease the pace of enrollment in our Phase III ARIES trials of ambrisentan in PAH. These factors include the inclusion of placebo control groups; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan in substantially similar PAH patient populations; the Phase IV trial of bosentan in PAH patients with Class II symptoms being conducted by Actelion Ltd; the continued market adoption of bosentan; the continued or increased off-label prescription of sildenafil in patients with PAH based on the results of a Phase III trial conducted by Pfizer and reported at the annual conference of the American College of Chest Physicians in October 2004; pivotal clinical trials proposed to be conducted by ICOS Corporation and Eli Lilly of oral tadalafil in PAH; and FDA approval of sildenafil or sitaxsentan for PAH. We have committed substantial resources to the ARIES trials in an attempt to increase the likelihood of completing enrollment in an acceptable time frame. These efforts may not be successful in maintaining our projected current enrollment rates.

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

     In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as ESSENTIAL I & II and ARIES-1 & -2.

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

     Ambrisentan and darusentan belong to a class of drugs called endothelin receptor antagonists, which may cause liver, testicular and fetal abnormalities. Bosentan, a product of Actelion, Inc., also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required that Actelion distribute bosentan via a closed distribution system. This distribution system seeks to manage the post-marketing risk of an approved medication through: (i) limited access through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; (vi) an ongoing comprehensive program to monitor, collect, track, and report adverse event and other safety related information from patients receiving the medication; and (vii) distribution of a medication guide to patients that addresses concerns about liver toxicity and pregnancy and the actions patients should take to avoid these adverse events. Since ambrisentan and darusentan belong to the same class of drugs as bosentan, the FDA may require that ambrisentan and darusentan be distributed through a closed distribution system that would increase distribution costs and may make patient access and reimbursement more difficult.

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

     Prior to regulatory approval for a product candidate, we are required to conduct studies of our product candidates on animals to determine if they have the potential to have toxic effects. The toxicology tests for ambrisentan and darusentan indicated that they both cause birth defects in rabbits and rats. Other toxicology tests indicated that ambrisentan and darusentan caused damage to the testes causing infertility in rats and that ambrisentan had the potential to cause damage to the testes in dogs. We assume that similar toxicities could occur in humans. As a result, we will only seek approval for, and the FDA will only consider approving ambrisentan and darusentan for, the treatment of severe diseases such as PAH or resistant systolic hypertension. Neither ambrisentan nor darusentan should be taken by women who are pregnant, or are capable of getting pregnant and not practicing adequate forms of birth control; however, there can be no assurance that ambrisentan or darusentan will not be taken by such women. Additionally, there can be no assurance that a patient will not exceed the recommended dose of our products and suffer adverse consequences.

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

     Enoximone capsules for the treatment of advanced chronic heart failure, ambrisentan for the treatment of PAH and darusentan for the treatment of resistant systolic hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors and diuretics have been on the market for many years, and physicians have experience with prescribing these products for the treatment of chronic heart failure and hypertension. In addition, an angiotensin receptor blocker was recently approved for the treatment of heart failure. Bosentan, a non-selective endothelin receptor antagonist, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, sitaxsentan, an ETA selective endothelin receptor antagonist like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of recent pivotal Phase III clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and is likely to be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. Pfizer Inc. completed clinical trials for sildenafil for the treatment of PAH, reported results of the trial at the annual conference of the American College of Chest Physicians in October 2004 and filed an NDA for expansion of its label. The results of the recent sildenafil and sitaxsentan studies and FDA approval of the drugs in 2005 and/or 2006 may slow market adoption of ambrisentan if it is approved.

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

     We rely primarily on third parties to conduct our clinical trials, including the ESSENTIAL and ARIES trials, as well as the clinical trials for darusentan. In addition, in certain countries outside of the United States, we rely on third parties to interact on our behalf with applicable regulatory authorities. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Errors or omissions by third party providers may also create errors in publicly reported results, forcing us to revise our previous disclosures or having other adverse affects on our business or stock price. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

     Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we and our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

     We have devoted and expect to continue to devote significant resources to our discovery research program. For the years ended December 31, 2004, 2003 and 2002, we spent $5.2 million, $3.3 million and $3.5 million, respectively, on our discovery research program. We are obligated under sponsored research agreements to make annual payments of $250,000 to the University of Texas Southwestern Medical Center. However, this program may not succeed in identifying additional therapeutic targets, product candidates or products. If we do not develop new products, and if our existing product candidates do not receive regulatory approval or achieve commercial success, we would have no other way to achieve any meaningful revenue. Moreover, if we do not develop new products, our revenues from any of our product candidates that are approved will eventually decline as they face competition when any applicable patents, or periods of market exclusivity expire. The collaboration agreement we entered into with Novartis in October 2003 provides Novartis with an exclusive option to our discoveries, with limited exceptions, for a three year period ending October 2006. Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.

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

     The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 100 employees, approximately 40% of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.

     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and the corresponding audit of that assessment by our independent registered public accounting firm, we identified significant deficiencies in our internal controls over financial reporting, none of which was determined to be a “material weakness” as defined by the Public Company Accounting Oversight Board. However, we cannot assure you that we will not find significant deficiencies or material weaknesses in the future. We also cannot assure that we could correct any such weakness to allow our management to assess whether our internal control over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the Securities and Exchange Commission, or SEC, or attest that we have maintained effective internal control over financial reporting. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

     We sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our international sales and operations could be limited or disrupted by any of the following:

•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls and changes in regulatory requirements;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory approvals of products in a timely manner;

•	import and export license requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	business interruptions resulting from geo-political actions, including war and terrorism;

•	compliance with tax, employment, immigration and labor laws;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties in staffing and managing international operations; and

•	slower payment terms.

Currency fluctuations may negatively affect our financial condition.

     We sell Perfan® I.V. in Europe and incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Because our foreign currency revenues are significantly smaller than our foreign currency expenses, exchange rate fluctuations may adversely affect our results of operations, financial position and cash flows.

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

     Actelion, Ltd. received FDA approval in December 2001 for bosentan, a non-selective endothelin receptor antagonist for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil for the treatment of PAH. GlaxoSmithKline plc markets epoprostenol for PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase III study and may be approved for PAH earlier than ambrisentan. Pfizer, Inc. has evaluated the use of sildenafil for the treatment of PAH, and reported results of a 278-patient Phase III trial at the annual meeting of the American College of Chest Physicians in October 2004. The results of this study suggest that sildenafil could become a major competitor to ambrisentan. Pfizer filed an NDA with the FDA in December 2004 to expand the labeling for sildenafil to include Class II and Class III PAH. ICOS Corporation and Eli Lilly plan to conduct a pivotal clinical trial to evaluate oral tadalafil in PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective endothelin receptor antagonists in late-stage clinical development and could compete with ambrisentan and darusentan. In addition, a number of companies, including Actelion, Roche, Novartis AG and Speedel, are developing renin inhibitors for the treatment of hypertension.

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

     The FDA has designated ambrisentan an orphan drug under the Orphan Drug Act. In addition, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency (EMEA), has granted orphan drug designation to ambrisentan. The U.S. and European orphan drug designations provide incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives marketing approval for an orphan drug to a exclusive marketing period (typically seven years in the United States and up to ten years in Europe) for that product. Orphan drug designation does not increase the likelihood of eventual regulatory approval for a product candidate, including ambrisentan, and orphan drug designation may be withdrawn by the FDA and the EMEA in certain circumstances. In recent years, Congress and the EMEA have considered legislation to change the orphan drug regulations to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the U.S. or European orphan drug regulations are amended in this manner, any approved drugs for which we have been granted exclusive marketing rights will face increased competition, which may decrease the amount of revenue we may receive from these products.

Changes in or interpretations of accounting rules and regulations, including recently enacted changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

     Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, “FAS 123(R)”) and its related implementation guidance in December 2004. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to implement FAS 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005 and we intend to adopt the standard effective as of January 1, 2006.

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

Risks Related to Our Intellectual Property

Since we may not obtain additional patent protection for enoximone capsules, we expect to rely solely on the Hatch-Waxman Act and similar foreign statutes to obtain market exclusivity.

     The primary composition of matter patents covering enoximone have expired. We therefore have no immediate and direct means to prevent third parties from making, selling, using or importing enoximone in the United States, Europe, Japan or elsewhere. Instead, we expect to rely upon the United States Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity for enoximone capsules. For new drug applications, or NDAs, for new chemical entities not previously approved, the Hatch-Waxman Act provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting acceptance or approval of an abbreviated new drug application, or ANDA, from a generic competitor for up to five years after approval of the original NDA. This exclusivity only applies to submissions of an ANDA and would not prevent a third party from conducting pivotal clinical trials and thereafter filing a complete regulatory submission for enoximone. Our competitors will be free during any period of statutory exclusivity to develop the data necessary either to file an ANDA at the end of the exclusivity period or to conduct studies in support of a complete NDA filing during the period of market exclusivity. European and Japanese law may also provide us with marketing exclusivity following market approval. Although statutory market exclusivity in Europe, the United States and Japan may apply even when the composition of matter patent has already expired, it is possible that enoximone will not qualify for such exclusivity, or alternatively, the terms of the Hatch-Waxman Act, or similar foreign statutes, could be amended to our disadvantage. If we do not qualify for marketing exclusivity for enoximone capsules, the competition we face would increase, reducing our potential revenues.

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

     Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the United States and other countries, to prevent our competitors from developing, manufacturing and marketing products based on our technology. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced or whether applicable statutes, regulations or case law will change in any material respect. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

     The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, provide significant proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights. Additionally, changes in applicable patent law, including case law, could impact the interpretation, scope or enforceability of our patents and limit our ability to exclude competitors from entering our markets and utilizing our technology.

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

     Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of March 31, 2005, options to purchase a total of 3,841,044 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 1,408,170 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, we have 250,000 shares of our common stock reserved for issuance under our 2003 Employee Stock Purchase Plan, approximately 20,000 of which were issued as of March 31, 2005. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,878,351 shares of our common stock, all of which have exercise prices below our current market price. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

     As of March 31, 2005, we had an investment portfolio of investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $46.6 million excluding those classified as cash and cash equivalents. Our investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of March 31, 2005, we held approximately $44.5 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.

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

Date: May 10, 2005	MYOGEN, INC.

/s/ Joseph L. Turner

Joseph L. Turner
Senior Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.