Form 10-Q
period 2005-06-30
MYOGEN INC
filed 2005-08-05
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2005

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
Yes ☑                No ☐
     As of August 4, 2005 there were 35,853,098 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share .
This quarterly report on Form 10-Q consists of 47 pages.

MYOGEN, INC.
FORM 10-Q
INDEX

Page
Number
PART I. Financial Information	3

ITEM 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets— As of June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations— For the Three Months and Six Months Ended June 30, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to June 30, 2005	4

Consolidated Statements of Cash Flows— For the Six Months Ended June 30, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to June 30, 2005	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42

ITEM 4. Controls and Procedures	43

PART II. Other Information	44

ITEM 1. Legal Proceedings	44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3. Defaults Upon Senior Securities	44

ITEM 4. Submission of Matters to a Vote of Security Holders	44

ITEM 5. Other Information	45

ITEM 6. Exhibits	45

SIGNATURES	46

EXHIBIT INDEX	47
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$51,600,642	$71,258,294
Short-term investments	32,278,832	48,330,819
Accrued interest receivable	269,566	290,972
Trade accounts receivable	900,573	946,177
Research and development contract amounts due within one year	1,300,000	300,000
Inventories	311,158	258,120
Prepaid expenses and other current assets	2,547,971	1,679,340

Total current assets	89,208,742	123,063,722

Long-term investments	4,552,386	—
Property and equipment, net	2,644,976	2,503,579
Other assets	27,299	35,421

Total assets	$96,433,403	$125,602,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,938,161	$10,681,667
Accrued liabilities	883,831	1,941,083
Current portion of deferred revenue	1,186,954	1,823,188
Current portion of deferred rent	63,956	59,456
Current portion of capital lease obligations	69,204	59,924
Current portion of notes payable, net of discount	1,106,952	1,821,806

Total current liabilities	25,249,058	16,387,124

Deferred revenue, net of current portion	2,249,146	1,398,753
Deferred rent, net of current portion	184,138	217,616
Capital lease obligations, net of current portion	72,163	112,728
Notes payable, net of current portion and discount	—	172,100

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 35,781,247 and 35,731,581 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	35,781	35,732
Additional paid-in-capital	286,240,368	286,017,266
Deferred stock-based compensation	(1,573,589)	(2,534,535)
Accumulated other comprehensive loss	(41,193)	(42,203)
Deficit accumulated during the development stage	(215,982,469)	(176,161,859)

Total stockholders’ equity	68,678,898	107,314,401

Total liabilities and stockholders’ equity	$96,433,403	$125,602,722

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period from
	For the Three Months Ended		For the Six Months Ended		June 10, 1996
	June 30,		June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005
Revenues:
Product sales	$751,926	$899,831	$1,660,779	$1,751,478	$12,402,176
Research and development contracts	1,580,044	1,663,667	3,285,842	3,003,295	10,902,644

	2,331,970	2,563,498	4,946,621	4,754,773	23,304,820

Costs and expenses:
Cost of product sold	272,525	277,574	580,640	548,704	4,344,439
Research and development (excluding stock-based compensation expense of $265,981, $535,183, $530,028, $1,151,131 and $5,356,817, respectively)	20,691,213	12,461,672	38,096,618	27,086,108	180,939,999
Selling, general and administrative (excluding stock-based compensation expense of $252,122, $586,839, $504,012, $1,182,745 and $4,550,344, respectively)	2,985,300	2,046,850	6,229,068	4,282,128	33,327,247
Stock-based compensation expense	518,103	1,122,022	1,034,040	2,333,876	9,907,161

	24,467,141	15,908,118	45,940,366	34,250,816	228,518,846

Loss from operations	(22,135,171)	(13,344,620)	(40,993,745)	(29,496,043)	(205,214,026)

Interest income (expense), net	610,766	136,762	1,173,584	308,640	4,394,850

Loss before income taxes	(21,524,405)	(13,207,858)	(39,820,161)	(29,187,403)	(200,819,176)
Income taxes	(5,170)	2,511	449	9,387	83,631

Net loss	(21,519,235)	(13,210,369)	(39,820,610)	(29,196,790)	(200,902,807)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(39,935,388)

Net loss attributable to common stockholders	$(21,519,235)	$(13,210,369)	$(39,820,610)	$(29,196,790)	$(273,337,751)

Basic and diluted net loss per common share	$(0.60)	$(0.50)	$(1.11)	$(1.10)

Weighted average common shares outstanding	35,767,018	26,490,954	35,762,163	26,476,058

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
	For the Six Months Ended		June 10, 1996
	June 30,		(Inception) to
	2005	2004	June 30, 2005
Cash Flows From Operating Activities:
Net loss	$(39,820,610)	$(29,196,790)	$(200,902,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460,733	239,328	2,089,964
Amortization of deferred stock-based compensation	1,034,040	2,333,876	9,907,161
Amortization of debt discount	68,808	68,808	354,852
Amortization of investment (discount) premium	(59,892)	454,147	761,262
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	21,333	363	56,005
Changes in operating assets and liabilities:
Trade accounts receivable	(94,908)	(40,766)	(159,250)
Research and development contract amounts	(1,000,000)	(622,000)	(300,000)
Inventories	(53,038)	44,656	(311,158)
Prepaid expenses, accrued interest and other assets	(786,893)	253,095	(2,861,781)
Accounts payable	11,587,048	1,505,338	21,604,495
Deferred revenue	214,158	(833,334)	2,436,100
Accrued liabilities	(1,332,724)	(376,983)	394,248

Net cash used in operating activities	(29,761,945)	(26,170,262)	(165,767,680)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(597,514)	(928,295)	(4,753,823)
Proceeds from sale of property and equipment	—	—	332,473
Purchases of investments	(20,271,259)	(60,684,872)	(455,084,828)
Proceeds from maturities of short-term investments	31,861,709	58,209,420	417,639,804

Net cash provided by (used in) investing activities	10,992,936	(3,403,747)	(41,866,374)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	127,151,604
Proceeds from issuance of common stock, net of issuance costs	150,057	65,774	130,895,451
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(955,761)	(866,713)	(4,074,241)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(33,094)	(20,445)	(139,391)

Net cash (used in) provided by financing activities	(838,798)	(821,384)	259,163,811

Effect of exchange rates on cash	(49,845)	(10,441)	70,885
Net (decrease) increase in cash and cash equivalents	(19,657,652)	(30,405,834)	51,600,642
Cash and cash equivalents, beginning of period	71,258,294	44,337,721	—

Cash and cash equivalents, end of period	$51,600,642	$13,931,887	$51,600,642

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$905	8,881	$276,297
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688,153
Deferred research and development contract revenue due within one year	—	—	1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2004, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2005.
     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of June 30, 2005 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
Note 2: Liquidity
     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three and six months ended June 30, 2005, the Company incurred losses from operations of $22,135,171 and $40,993,745 and negative cash flows from operations of $29,761,945 for the six months ended June 30, 2005. For the years ended December 31, 2004, 2003 and 2002, the Company incurred losses from operations of $58,483,712, $42,972,596 and $28,815,118, respectively, and negative cash flows from operations of $47,698,031, $31,706,160 and $26,459,454, respectively. As of June 30, 2005, the Company had a deficit accumulated during the development stage of $215,982,469. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.
     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception through June 30, 2005, the Company has raised $258,047,055 of net cash proceeds from the sale of equity securities.
     Based on current spending projections, management believes that the existing cash, cash equivalents and investments will be sufficient to continue operations through at least the end of the third quarter of 2006. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans to conduct additional financings to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.
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

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

					Cumulative Period
					From June 10,
	Three Months Ended		Six Months Ended		1996 (Inception) to
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005
Net loss attributable to common stockholders, as reported	$(21,519,235)	$(13,210,369)	$(39,820,610)	$(29,196,790)	$(273,337,751)
Add: Total stock-based employee compensation expense included in reported net loss	490,494	1,122,216	984,875	2,281,889	8,592,512
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,450,489)	(1,558,056)	(2,732,170)	(2,950,823)	(13,138,521)

Pro forma net loss	$(22,479,230)	$(13,646,209)	$(41,567,905)	$(29,865,724)	$(277,883,760)

Pro forma basic and diluted net loss per common share	$(0.63)	$(0.52)	$(1.16)	$(1.13)

Basic and diluted net loss per common share, as reported	$(0.60)	$(0.50)	$(1.11)	$(1.10)

     For options granted prior to the commencement of public trading of the Company’s common stock, the fair value was determined at the date of grant using the Black-Scholes model with the following weighted average assumptions: no dividend yield, risk-free interest rates ranging from 2.3% to 6.8%, volatility factor of 0% and an expected life of five years. Risk-free interest rates were determined using government securities with original maturities similar to the respective expected option life at date of grant. The estimated fair value for these options was calculated using the minimum value method and may not be indicative of the future pro forma effects of option grants on reported net income (loss) for future years since this model does not take into consideration volatility and the commencement of public trading in the Company’s common stock on October 30, 2003. The Black-Scholes model was utilized to calculate the value of the options issued after October 30, 2003, using the following assumptions: no dividend yield, risk-free interest rates ranging from 2.78% to 4.17%, volatility factor of 100% and an expected life of five years. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company does not have a sufficient trading history from which to calculate volatility.
Note 4: Inventory Components

	June 30,	December 31,
	2005	2004
Finished products	$277,271	$211,770
Raw materials	33,887	46,350

Total inventories	$311,158	$258,120

Note 5: Comprehensive Loss
     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(21,519,235)	$(13,210,369)	$(39,820,610)	$(29,196,790)
Change in unrealized gain (loss) on investments available for sale	53,431	(63,438)	30,169	(51,035)
Foreign currency translation adjustment	(18,407)	(1,383)	(29,158)	(5,733)

Total comprehensive loss	$(21,484,211)	$(13,275,190)	$(39,819,599)	$(29,253,558)

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
     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Common stock related to options	1,345,272	1,981,101	1,461,168	2,181,372
Warrants	1,253	6,463	2,948	13,991

Total	1,346,525	1,987,564	1,464,116	2,195,363

Note 8: Accounts Payable
     Accounts payable are comprised of the following:

	June 30,	December 31,
	2005	2004
Trade	$208,795	$171,311
Research and development	21,552,223	10,290,083
Related party	177,143	220,273

	$21,938,161	$10,681,667

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
     On June 26, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company has terminated development of enoximone capsules. During the quarter ended June 30, 2005, the Company recorded approximately $5.5 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the termination of the development of enoximone capsules.
Note 10: Geographic Information
     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to June 30, 2005 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Product sales:
Netherlands	$276,970	$245,393	$639,872	$487,616
Germany	259,136	201,680	520,799	391,351
United Kingdom	152,500	232,027	354,410	379,756
France	51,693	87,205	122,346	167,472
Italy	—	120,990	—	300,871
Other	11,627	12,536	23,352	24,412

	$751,926	$899,831	$1,660,779	$1,751,478

	June 30,	December 31,
	2005	2004
Property and equipment, net:
United States	$2,605,711	$2,451,999
Europe	39,265	51,580

	$2,644,976	$2,503,579

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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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
     Forward-looking statements in this report include statements relating to:
•	the development of ambrisentan and darusentan, including projected development and clinical trial timelines;

•	expected trends and projections relating to revenue from our collaboration with Novartis, sales of Perfan® I.V. and expense line items; and

•	expectations regarding our financial condition and liquidity, including the adequacy of our existing capital resources.
     These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors,” other cautionary statements included in this report, in our Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and current reports on Form 8-K. We are providing the information in this quarterly report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.
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
     We currently market an intravenous (i.v.) formulation of enoximone, Perfan® I.V., in Europe for the treatment of acute decompensated heart failure and we have two selective oral endothelin receptor antagonist product candidates in late-stage clinical development: ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH) and darusentan for the treatment of patients with resistant systolic hypertension. Our product candidates are orally administered small molecules that, if approved, may offer advantages over currently available therapies and address unmet needs in their respective markets.
     Selective Oral Endothelin Receptor Antagonists: Ambrisentan and Darusentan
     Ambrisentan and darusentan are members of a class of therapeutic agents known as endothelin receptor antagonists, or ERAs. Endothelin is a small peptide hormone that is believed to play a critical role in the control of blood flow and cell growth. Elevated endothelin blood levels are associated with several cardiovascular disease conditions, including PAH, chronic kidney disease, hypertension, chronic heart failure, stroke and restenosis of arteries after balloon angioplasty or stent implantation. Therefore, many scientists believe agents that block the detrimental effects of endothelin may provide significant benefits in the treatment of these conditions.
     There are two classes of endothelin receptors, ETA and ETB, which play different roles in regulating blood vessel diameter. The binding of endothelin to ETA receptors located on smooth muscle cells causes vasoconstriction, or narrowing of the blood vessels. However, the binding of endothelin to ETB receptors located on the vascular endothelium causes vasodilation through the production of nitric oxide and prostacyclin. The activity of the ETB receptor is thought to be counter-regulatory, protecting against excessive vasoconstriction.
     We believe several therapeutic opportunities exist for a new class of ERAs that bind selectively to the ETA receptor in preference to the ETB receptor. Such selective ETA antagonists may block the negative effects of endothelin by preventing the harmful effects of vasoconstriction and cell proliferation, while preserving the beneficial effects of the ETB receptor. We believe the potential clinical benefits of selective ETA antagonists may position these compounds as the treatment of choice for PAH, resistant systolic hypertension and potentially other cardiovascular disorders.
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
     Ambrisentan is an ERA that has demonstrated selectivity for the ETA receptor in preclinical studies. The compound demonstrates high potency, high bioavailability and a relatively long half-life. In addition, the compound does not induce or inhibit the p450 metabolic pathway. As a result, we believe ambrisentan may be useful in treating patients with PAH and, if approved, may offer several clinical benefits over existing PAH therapies, including greater and more durable efficacy, low incidence and severity of liver toxicity, once daily dosing and lower incidence of interactions with other drugs.
     We completed a Phase 2 clinical trial of ambrisentan in September 2003 and we are currently conducting two pivotal Phase 3 trials of ambrisentan, ARIES-1 & -2. We completed patient enrollment in ARIES-2 on July 21, 2005 and expect to report top line results from the trial by the end of 2005. In addition, we expect to complete patient enrollment in ARIES-1 in the fourth quarter of 2005 and report top line results from the trial approximately six months thereafter.
     Darusentan
     Hypertension affects approximately 60 million individuals in the United States and approximately one billion worldwide. Despite the availability and use of several classes of drugs to treat hypertension, a very significant percentage of these patients (20% to 30% according to recent published data) do not achieve blood pressures within the recommended range, a condition referred to as “resistant hypertension.” The “Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation and Treatment of High Blood Pressure” (JNC7) defines resistant hypertension as “the failure to achieve goal blood pressure in patients who are adhering to full doses of an appropriate three-drug regimen that includes a diuretic.”
     We believe a considerable number of hypertensive patients, especially resistant hypertension patients with diabetes or chronic renal disease, are at risk for significant progressive cardiovascular and renal complications due primarily to inadequate control of their systolic blood pressure. As a result, we believe there is a significant need for a therapeutic agent that, when used in combination with currently available medications, is capable of lowering blood pressure in patients suffering from resistant hypertension. We believe addressing this unmet need goes beyond compliance and drug optimization issues and will require new therapeutic approaches, specifically drugs with new mechanisms of action.
     Darusentan is an ERA that has demonstrated selectivity for the ETA receptor in preclinical studies. The compound also demonstrates high potency, high bioavailability and a half-life that we believe is suitable for once daily dosing. In addition, the compound does not induce or inhibit the p450 metabolic pathway.

We believe darusentan, if approved, may be capable of improving control of blood pressure in the resistant hypertension patient population, leading to the potential for enhanced patient outcomes.
     In July 2004, we announced the initiation of a Phase 2b clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant systolic hypertension. Enrollment of 115 patients was completed in April 2005 and we completed patient treatment on July 8, 2005. We intend to report top line results of the trial by the end of August 2005.
     Discovery Research Program
     The goal of our target and drug discovery research is to discover and develop disease-modifying drugs for chronic heart failure and related disorders. Through sponsored research programs and licensing arrangements with academic institutions, we have acquired intellectual property rights to a series of cardiac molecular targets and signaling systems that we believe are of critical importance in cardiac muscle disease. In addition, we have built a drug discovery research team and infrastructure, which includes a 60,000 compound library and high-throughput screening robotics. To date, we have advanced several targets through high-throughput screening and a series of secondary in vivo and in vitro assays. This work identified a series of promising lead structures and we have established a collaboration agreement with Novartis to advance this work.
     ESSENTIAL Trial Results
     On June 26, 2005, we announced top line results of ESSENTIAL I & II, our two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. The trials met the pre-specified safety endpoint by demonstrating no significant difference in mortality between the enoximone and placebo groups. Based on these results, we have terminated development of enoximone capsules and will dedicate our resources to furthering the development of ambrisentan and darusentan as well as our target and drug discovery program.
     Financial Overview
     We are a development stage company and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $216.0 million as of June 30, 2005. We incurred operating losses of $22.1 million and $13.3 million and $41.0 million and $29.5 million for the three and six months ended June 30, 2005 and 2004, respectively, and $58.5 million, $43.0 million, $28.8 million for the years 2004, 2003 and 2002, respectively. Our research and development expenses have historically been much higher than our revenues.
     Our current revenue is derived from sales of Perfan® I.V. in Europe and research and development contract revenues from our agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) signed in October 2003. Prior to our licensing the worldwide rights to enoximone in 1998, Perfan® I.V. was marketed in Europe by Aventis. In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with a network of distributors to distribute and market Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan® I.V. in 2000. Even if our sales and marketing efforts lead to increases in Perfan® I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the manufacturing cost of Perfan® I.V., which we purchase exclusively from a contract manufacturer, and royalties payable to Aventis on product sold.
     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to June 30, 2005, we have incurred expenses of approximately $99.4 million, $46.6 million and $12.5 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone payment obligations associated with the licensing of our product candidates.

     While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including contract research organizations and contract manufacturers. The cost of our clinical trial programs is the most significant portion of our development expenses, with the number of patients enrolled in a trial and the attendant level of contract research organization and clinical site activity being the principal cost determinants. We expect that expenses in the research and development category will decrease in the short term due to termination of the enoximone capsule development program and will then increase for the foreseeable future as we expand clinical trial activities related to ambrisentan and darusentan. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and details of future trial designs. In addition, the results from our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of planned and unplanned trials.
     As indicated above, our scientists conduct a discovery research effort through collaborative agreements with academic laboratories and in conjunction with Novartis. In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. We expanded the collaboration to include our histone deacetylases inhibitor (HDACi) program in May 2005. In exchange for license payments and a commitment to fund our research, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. To date, Novartis has not licensed any drug targets or compounds under the terms of the collaboration. If Novartis does execute a license, Novartis will be obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase 2 clinical trials of any product candidates Novartis has licensed from us (with the exception of certain HDACi product candidates), we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses incurred up to that point, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.
     Our selling, general and administrative expense category consists of our sales, marketing, business development, finance, accounting and general administration costs. These costs are comprised of expenses related directly to our staff, as well as external costs associated with service providers such as consultants, lawyers, accountants and insurers. We anticipate that selling, general and administrative expenses will increase for the foreseeable future as we expand our efforts to prepare for the potential commercialization of ambrisentan and darusentan.
     Our on-going development programs for ambrisentan and darusentan will be lengthy and expensive. Even if clinical trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates for several years. As a result of these development program expenses and the costs of preparing for the possible commercial launch of ambrisentan and darusentan, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect them to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. Our primary source of working capital has been equity financings.
     The pace and outcome of our clinical development programs and the progress of our discovery research program are difficult to predict. If we enter into additional third party collaborations or acquire new product candidates, the timing and amounts of any related licensing cash flows or expenses are likely to be highly variable. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

	Three Months Ended
	June 30,
	2005	2004

	(In thousands)
Revenues:
Product sales	$752	$900
Research and development contracts	1,580	1,664

	$2,332	$2,564

Revenues
Product sales
     Product sales were derived from sales of Perfan® I.V. in Europe. Sales in United States dollars decreased due to the decreased euro/dollar exchange rate and decreased unit sales overall in the second quarter 2005, as compared to the second quarter 2004.
     We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our overall level of expenses.
     Research and development contracts revenue
     Research and development contracts revenues for the three months ended June 30, 2005 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended June 30, 2005 mainly consisted of license revenue totaling $330,000 and research support funding of $1.25 million. The research and development contracts revenue for the three months ended June 30, 2004 mainly consisted of license revenue totaling $417,000 and research support funding of $1.25 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which is being recognized ratably over the expected contract term. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.
     We expect that research and development contracts revenues in 2005 will be similar to 2004, and we do not expect such revenues to become significant compared to our overall level of expenses.
Costs and Expenses

	Three Months Ended
	June 30,
	2005	2004

	(In thousands)
Costs and expenses:
Cost of product sold	$273	$277
Research and development (excluding stock-based compensation)	20,691	12,462
Selling, general and administrative (excluding stock-based compensation expense)	2,985	2,047
Stock-based compensation	518	1,122

	$24,467	$15,908

     Cost of Product Sold
     The cost of product sold for Perfan® I.V. decreased slightly in the three months ended June 30, 2005 compared to the same period in 2004, primarily due to the decrease in product sales in United States dollars. The cost of goods sold, as a percentage of Perfan® I.V. sales, was 36% for the three months ended June 30, 2005 as compared to 31% for the same quarter in 2004.

     Research and Development
     Research and development expenses, excluding stock-based compensation expenses, are summarized as follows:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands)
Development
Enoximone capsules	$11,673	$5,758
Ambrisentan	5,504	4,026
Darusentan	1,895	1,463

Total development	19,072	11,247
License fees
Enoximone	—	—
Ambrisentan	—	—
Darusentan	—	—
Other	44	—

Total license fees	44	—
Discovery research	1,575	1,215

Total research and development	$20,691	$12,462

     The $5.9 million increase in development costs for enoximone capsules in the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the following:
•	$3.3 million increase related to estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the termination of the development of enoximone capsules;

•	$2.3 million increase in costs associated with manufacturing, analytical testing, regulatory compliance, which includes $2.2 million of contract termination costs studies associated with the termination of the development of enoximone capsules;

•	$885,000 increase related to the initiation of several Phase 1 enoximone studies; and

•	$360,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.
     These increases were partially offset by a $715,000 decrease in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts related to the conclusion of our ESSENTIAL trials and a $240,000 decrease related to the conclusion of other enoximone studies.
     The $1.5 million increase in development costs for ambrisentan in the three months ended June 30, 2005 as compared to the same period in 2004 was primarily related to:
•	$1.3 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the two Phase 3 ARIES trials and the related extension study; and

•	$300,000 increase related to the initiation of a Phase 2 clinical study of ambrisentan in patients who have previously discontinued alternative therapy due to liver function test abnormalities.
     These increases were partially offset by a decrease of $285,000 in expenses related to work on developing the commercial manufacturing process for ambrisentan and related analytical testing and regulatory work, which was due to the variability in the timing of this work.
     We expect that our research and development expenses relating to ambrisentan will continue to increase for the foreseeable future as we continue clinical development and commercial scale up activities.

     The $430,000 increase in development costs for darusentan in the three months ended June 30, 2005 as compared to the same period in 2004 was primarily related to $860,000 in preparation costs associated with the expected initiation of Phase 3 clinical trials of darusentan. This increase was offset by a $260,000 decrease in costs associated with the conclusion of our Phase 2b clinical trial and a $130,000 decrease related to work on developing the commercial manufacturing process for darusentan and related analytical testing and regulatory work, which was due to the timing of this work.
     Subject to the results of our Phase 2b clinical trial of darusentan, we expect that our research and development expenses relating to darusentan will increase for the foreseeable future as we initiate Phase 3 clinical trials and commercial scale up activities relating to the compound.
     Discovery research expenses increased by about $360,000 in the three months ended June 30, 2005 as compared to the same period in 2004. The increase related to increased activity levels, including increased staff size.
     We expect that our discovery research expenses during the foreseeable future will be similar to our current discovery research expenses.
     Selling, General and Administrative
     The $940,000 increase in selling, general and administrative expense for the three months ended June 30, 2005 as compared to the same period in 2004 was due to a $405,000 increase in marketing costs, a $200,000 increase in staffing and related recruiting costs and a $135,000 increase in professional service and related consulting costs.
     Stock-Based Compensation
     Stock-based compensation expenses decreased due to the continued vesting of below-market options granted to employees prior to our initial public offering. Since our initial public offering in 2003, we have not granted options to employees with exercise prices below the fair market value on the date of grant. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	June 30,
	2005	2004

	(In thousands)
Research and development	$266	$535
Selling, general and administrative	252	587

	$518	$1,122

     Interest Income, Net
     Interest income net of interest expense was $611,000 and $137,000 for the three months ended June 30, 2005 and 2004, respectively. Interest income was $686,000 and $256,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in interest income in 2005 relates to the increased investment balance in 2005 as a result of the funds raised in our September 2004 financing and an increase in interest rates during the period. Interest expense declined to $75,000 from $119,000 for the three months ended June 30, 2005 and 2004, respectively, as a result of the reduced balance remaining on our term loan.

Results of Operations for the Six Months Ended June 30, 2005 and 2004
Revenues

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues:
Product sales	$1,661	$1,752
Research and development contracts	3,286	3,003

	$4,947	$4,755

     Product sales
     Product sales were derived from sales of Perfan® I.V. in Europe. Sales in United States dollars decreased due to the decreased euro/dollar exchange rate and decreased unit sales overall in the first half of 2005, as compared to the first half of 2004.
     We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our overall level of expenses.
     Research and development contracts revenue
     Research and development contracts revenues for the six months ended June 30, 2005 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the six months ended June 30, 2005 mainly consisted of license revenue totaling $785,000 and research support funding of $2.5 million. The research and development contracts revenue for the six months ended June 30, 2004 mainly consisted of license revenue totaling $830,000 and research support funding of $2.2 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which is being recognized ratably over the expected contract term. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.
     We expect that research and development contracts revenues in 2005 will be similar to 2004, and we do not expect such revenues to become significant compared to our overall level of expenses.
Costs and Expenses

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Costs and expenses:
Cost of product sold	$580	$549
Research and development (excluding stock-based compensation)	38,097	27,086
Selling, general and administrative (excluding stock-based compensation expense)	6,229	4,282
Stock-based compensation	1,034	2,334

	$45,940	$34,251

     Cost of Product Sold
     The cost of product sold for Perfan® I.V. increased slightly in the six months ended June 30, 2005 compared to the same period in 2004. The cost of goods sold, as a percentage of Perfan® I.V. sales, was 35% for the six months ended June 30, 2005 as compared to 31% for the same period in 2004.
     Research and Development
     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Development
Enoximone capsules	$21,695	$12,866
Ambrisentan	10,042	7,748
Darusentan	3,115	2,704

Total development	34,852	23,318
License fees
Enoximone	—	—
Ambrisentan	—	1,500
Darusentan	—	—
Other	103	108

Total license fees	103	1,608
Discovery research	3,142	2,160

Total research and development	$38,097	$27,086

     The $8.8 million increase in development costs for enoximone capsules in the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the following:
•	$3.3 million increase related to estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the termination of the development of enoximone capsules;

•	$2.5 million increase in costs associated with manufacturing, analytical testing and regulatory compliance, which includes $2.2 million of contract termination costs studies associated with the termination of the development of enoximone capsules;

•	$1.9 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$1.2 million increase related to several Phase 1 enoximone studies; and

•	$595,000 increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.
     These increases were partially offset by a $415,000 decrease related to the conclusion of our EMOTE study in March 2004 and a $265,000 decrease related to the conclusion of other enoximone studies.
     The $2.3 million increase in development costs for ambrisentan in the six months ended June 30, 2005 as compared to the same period in 2004 was primarily related to:
•	$2.3 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the two Phase 3 ARIES trials and the related extension study;

•	$335,000 increase related to the initiation of a Phase 2 clinical study of ambrisentan in patients who have previously discontinued alternative therapy due to liver function test abnormalities; and

•	$125,000 increase in internal expenses associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.
     These increases were partially offset by a decrease of $400,000 in expenses related to work on developing the commercial manufacturing process for ambrisentan and related analytical testing and regulatory work, which was due to the variability in the timing of this work.
     We expect that our research and development expenses relating to ambrisentan will continue to increase for the foreseeable future as we continue clinical development and commercial scale up activities.
     The $410,000 increase in development costs for darusentan in the six months ended June 30, 2005 as compared to the same period in 2004 was primarily related to $860,000 in preparation costs associated with the expected initiation of Phase 3 clinical trials of darusentan. This increase was offset by a $280,000 decrease related to consulting work related to darusentan and a $175,000 decrease related to work on developing the commercial manufacturing process for darusentan and related analytical testing and regulatory work, which was due to the timing of this work.
     Subject to the results of our Phase 2b clinical trial of darusentan, we expect that our research and development expenses relating to darusentan will increase for the foreseeable future as we initiate Phase 3 clinical trials and commercial scale up activities relating to the compound.
     Discovery research expenses increased by about $980,000 in the six months ended June 30, 2005 as compared to the same period in 2004. The increase related to increased activity levels, including increased staff size.
     We expect that our discovery research expenses for the foreseeable future will be similar to our current discovery research expenses.
     Selling, General and Administrative
     The $1.9 million increase in selling, general and administrative expense for the six months ending June 30, 2005 as compared to the same period in 2004 primarily relates to a $640,000 increase in marketing costs, a $510,000 increase in staffing and related recruiting costs, a $415,000 increase in professional service and related consulting costs and a $220,000 increase related to conference fees and travel costs.
     Stock-Based Compensation
     Stock-based compensation expenses decreased due to the continued vesting of below-market options granted to employees prior to our initial public offering. Since our initial public offering in 2003, we have not granted options to employees with exercise prices below the fair market value on the date of grant. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Research and development	$530	$1,151
Selling, general and administrative	504	1,183

	$1,034	$2,334

     Interest Income, Net
     Interest income net of interest expense was $1,174,000 and $309,000 for the six months ended June 30, 2005 and 2004, respectively. Interest income was $1,336,000 and $559,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest income in 2005 relates to the increased investment balance as a result of the funds raised in our September 2004 financing and an increase in interest rates during the period. Interest expense declined to $162,000 from $250,000 for the six months ended June 30, 2005 and 2004, respectively, as a result of the reduced balance remaining on our term loan.
     Liquidity and Capital Resources
     Our cash, cash equivalents and investments amounted to $88.4 million and $119.6 million at June 30, 2005 and December 31, 2004, respectively. From our inception on June 10, 1996 to June 30, 2005, we funded our operations primarily with $258.0 million (net of issuance costs) from private equity financings and our public offerings, $5.3 million from term loans, $12.4 million from sales of Perfan® I.V., $13.0 million related to our research and development contract with Novartis and $4.4 million from net interest income earned on cash equivalents and investments.
     Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, commercial development expenses and payroll costs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, commercial development expenses and payroll costs. We believe that our cash, cash equivalents and investment balances will allow us to fund our future working capital and capital expenditures through at least the end of the third quarter of 2006. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Although we expect that our existing resources could be adequate to support our operations for a longer period of time under certain scenarios, there can be no assurance that this can, in fact, be accomplished.
     We intend to pursue potential additional collaborations and financing transactions to meet our future working capital and capital expenditure needs. There can be no assurance that additional collaborations and/or financing will be available or, if available, that such collaborations and/or financing can be obtained on terms satisfactory to us. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.
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
     At June 30, 2005, we had approximately $2.6 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements in 2005, and we expect our spending on fixed assets to grow in future years.
     Operating activities resulted in net cash outflows of $29.8 million and $26.2 million for the six months ended June 30, 2005 and 2004, respectively. The cumulative net cash outflow from operating activities from our inception to June 30, 2005 was $165.8 million. The use of cash in all periods was primarily to fund our operations.
     Investing activities resulted in net cash inflows of $11.0 million and net cash outflows of $3.4 million for the six months ended June 30, 2005 and 2004, respectively. The net cash inflow for the six months ended June 30, 2005 resulted from $0.6 million in capital asset expenditures and $20.3 million in purchases of investments offset by $31.9 million in proceeds related to the maturity of investments. The net cash outflow for the six months ended June 30, 2004 resulted from $0.9 million in capital asset expenditures and $60.7 million in purchases of investments offset by $58.2 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to June 30, 2005 resulted in net cash outflows of $41.9 million, with $4.8 million in net capital asset expenditures offset by $332,000 in proceeds from the sale of property and equipment and $455.1 million in purchases of investments offset by $417.6 million in proceeds from the maturity of investments.

          Financing activities resulted in net cash outflows of $0.8 million for both the six months ended June 30, 2005 and 2004. Financing activities for the six months ended June 30, 2005 and 2004 consisted primarily of payments of $956,000 and $867,000 on our term loan, respectively. Cumulative financing activities from our inception to June 30, 2005 resulted in net cash inflows of $259.2 million, primarily related to the issuance of preferred stock and the sale of shares of our common stock in our initial public offering and our September 2004 financing.
          Total operating lease expense for the six months ended June 30, 2005 and 2004 was approximately $245,000 and $270,000, respectively. We have future payment commitments for operating leases of approximately $1.2 million, principally for our office and laboratory space as of June 30, 2005. In addition, many of our agreements with contract research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination, and therefore the extent of the future commitments cannot be meaningfully quantified.
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
     Accounting for research and development expenses
          Our research and development expense category is primarily composed of costs associated with product development of our drug candidates. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contractual payments to third party clinical research organizations to perform certain activities in support of our clinical trials. We also report the costs of product licenses in this category, including our ongoing milestone payment obligations associated with the licensing of our product candidates. Our product candidates do not currently have regulatory approval; accordingly, we expense the license and milestone fees when we incur the liability. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements.
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
          As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method required under SFAS No. 123(R) will have an impact on our results of operations, although it will have no impact on our overall financial position or cash flows. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123(R) and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

RISK FACTORS
          Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our annual report on Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and current reports on Form 8-K.
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
          We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products that generate significant revenues. Our existing product candidates will require extensive clinical evaluation, regulatory review and marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful drugs, for a number of reasons, including:
•	our product candidates may not prove to be safe or effective in clinical trials;

•	we may not be able to obtain regulatory approvals for our product candidates or approvals may be narrower than we seek;

•	we may not have adequate financial or other resources to complete the development and commercialization of our product candidates; or

•	any products that are approved may not be accepted in the marketplace.
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
          We have experienced significant operating losses since our inception in 1996. At June 30, 2005, we had an accumulated deficit of $216.0 million. For the year ended December 31, 2004 we had an operating loss of $58.5 million and for the years ended December 31, 2003 and 2002, we had operating losses of $43.0 million and $28.8 million, respectively. Revenues from the commercial sales of our only approved product, Perfan® I.V., were $3.3 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively, and we will not achieve profitability from the sales of this product alone. We also do not expect that research and development revenue, which was $6.6 million and $1.0 million in 2004 and 2003, respectively, will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.
          Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, preparing for potential commercial launch of our product candidates and expanding our discovery research programs. In the first half of 2005, our operations consumed approximately $5.0 million of cash per month, compared to $4.4 million of cash per month in 2004. This rate of cash consumption would have increased by an average of $0.4 million per month in 2005 had research and development funding not been received. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of the third quarter of 2006. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs or our commercial development activities. We also may be required to:
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
          A number of factors may prevent us from completing our projected goals for enrollment or decrease the pace of enrollment in our Phase 3 ARIES-1 trial of ambrisentan in PAH. These factors include the relatively small PAH patient population, inclusion of placebo control groups; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan in substantially similar PAH patient populations; the Phase 4 trial of bosentan in PAH patients with Class II symptoms being conducted by Actelion Ltd; the continued market adoption of bosentan; the approval and continued market adoption of sildenafil in patients with PAH in the United States and Europe; pivotal clinical trials proposed to be conducted by ICOS Corporation and Eli Lilly of oral tadalafil in PAH; and expected FDA approval of sitaxsentan for PAH. We have committed substantial resources to the ARIES-1 trial in an attempt to increase the likelihood of completing enrollment by the end of 2005. These efforts may not be successful in maintaining our projected enrollment rates.
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

          In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as ARIES-1 & -2.
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
          We are developing product candidates, including ambrisentan and darusentan, that we have in-licensed from other pharmaceutical companies. Many of the pre-clinical studies and some of the clinical studies on these product candidates were conducted by other companies before we in-licensed the product candidates. In some cases, the studies were conducted when regulatory requirements were different from today. We would incur unanticipated costs and experience delays if we were required to repeat some or all of those studies. Even if the previous studies are acceptable to regulatory authorities, we may have to spend additional time analyzing and presenting the results of the studies. Problems with the previous studies could cause our regulatory applications to be delayed or rejected.
If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.
          Other than Perfan® I.V., which is approved for use in several European countries, our current product candidates, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.
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
          The results of pre-clinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials, as was the case with our recently discontinued product candidate, enoximone capsules. We cannot assure you that the data collected from the pre-clinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint or prove to be safe.
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
          Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our interpretations of data from pre-clinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
          We cannot assure you that physicians will prescribe or patients will use ambrisentan or darusentan, if they are approved. Physicians will prescribe our products only if they determine, based on experience, clinical data, side effect profiles and other factors, that they are preferable to other products then in use or beneficial in combination with other products. Recommendations and endorsements by influential physicians will be essential for market acceptance of our products and we may not be able to obtain these recommendations and endorsements. Physicians may not be willing to use ambrisentan and darusentan because of demonstrated adverse side effects such as damage to testes in some animal species. Additionally, market acceptance of endothelin receptor antagonists will be limited because they are known to cause birth defects in animals and are believed to do the same in humans.
          Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant systolic hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for many years, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, a non-selective endothelin receptor antagonist, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. has received approval to market sildenafil for the treatment of PAH in the United States and Europe. The approval and market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA selective endothelin receptor antagonist like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of recent pivotal Phase 3 clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and is likely to be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA selective endothelin receptor antagonists in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including Actelion, Roche, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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

          If a patient suffers harm from one or more of our products or a child is born with a birth defect resulting from one of our products, we may be subject to product liability claims that exceed any insurance coverage that may be in effect at the time.
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
          We rely primarily on third parties to conduct our clinical trials, including our clinical trials for ambrisentan and darusentan. In addition, in certain countries outside of the United States, we rely on third parties to interact on our behalf with applicable regulatory authorities. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Errors or omissions by third party providers may also create errors in publicly reported results, forcing us to revise our previous disclosures or having other adverse affects on our business or stock price. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.
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
     We have devoted and expect to continue to devote significant resources to our discovery research program. For the years ended December 31, 2004, 2003 and 2002, we spent $5.2 million, $3.3 million and $3.5 million, respectively, on our discovery research program. We are obligated under sponsored research agreements to make annual payments of $250,000 to the University of Texas Southwestern Medical Center. However, this program may not succeed in identifying additional therapeutic targets, product candidates or products. If we do not develop new products, or if product candidates developed through our discovery research program do not receive regulatory approval or achieve commercial success, we would have no other way to achieve any meaningful revenue through this program.
          The collaboration agreement we entered into with Novartis in October 2003, as amended in May 2005, provides Novartis with an exclusive option to our discoveries, with limited exceptions, for a three year periods ending October 2006 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). The collaboration agreement provides Novartis with the unilateral right to terminate or extend the collaboration at the end of the respective three year periods. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with sixty (60) days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.
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
          Since our inception, we have acquired three product candidates through in-licensing, two of which remain in commercial development. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.
Our attempts to increase future sales of Perfan® I.V. may be unsuccessful.
          Our current product sales revenue is derived solely from European sales of Perfan® I.V. and we recorded $3.3 million in sales of this product in 2004. The revenue we receive on sales of Perfan® I.V. currently exceeds our costs associated with having it manufactured and sold. The sales of Perfan® I.V. fund our European sales efforts and help offset some of the costs we incur to develop our product candidates. We believe that our sales and marketing efforts in Europe will, at most, lead to only modest increases in Perfan® I.V. sales. Our sales may decline over time due to the lack of patent protection for Perfan® I.V. and competition from other drugs sold for the same condition as Perfan® I.V., some of which sell for significantly lower prices. If we do not maintain or increase our sales of Perfan® I.V. in Europe, our operating losses will increase. As a result of our termination of development of enoximone capsules, we may elect to discontinue our European sales program, depriving us of potential revenues and commercialization and sales experience and contacts which may be important for the successful commercial launch of any of our product candidates that receive regulatory approval.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
          The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 100 employees, approximately 30% of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
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
          Our research and development activities involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials including tritium and phosphorus-32 and biological materials including human tissue samples that have the potential to transmit diseases. Our operations also produce hazardous waste and our use and production of hazardous waste have increased in recent periods and are expected to increase further in future periods as the scale of our research and development activities grow. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. Although we currently carry a

$2.0 million pollution and remediation insurance policy, we cannot assure that this would be sufficient to cover our potential liability if we experienced a loss or that such insurance will continue to be available to us in the future.
Changes in the economic, political, legal and business environments in foreign countries in which we do business could limit or disrupt our current and future international sales and operations.
          We sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our operations and financial results could be limited or disrupted by any of the following:
•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls and changes in regulatory requirements;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory approvals of products in a timely manner;

•	import and export license requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	business interruptions resulting from geo-political actions, including war and terrorism;

•	difficulties complying with foreign tax, employment, immigration and labor laws;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties in staffing and managing international operations; and

•	slower collection experience outside the United States.
Currency fluctuations may negatively affect our financial condition.
          We sell Perfan® I.V. in Europe and incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Because our foreign currency revenues are significantly smaller than our foreign currency expenses, exchange rate fluctuations may adversely affect our results of operations, financial position and cash flows. If we are successful in establishing additional international sales, these sales will also be denominated in foreign currency and subject to volatility due to changes in foreign exchange rates.
Risks Related to Our Industry
Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.
          The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with products we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as ambrisentan and darusentan. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed.

          Actelion, Ltd. received FDA approval in December 2001 for bosentan, a non-selective endothelin receptor antagonist for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil for the treatment of PAH. GlaxoSmithKline plc markets epoprostenol for PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan, an ETA selective endothelin receptor antagonist which has demonstrated efficacy in a Phase 3 study and may be approved for PAH earlier than ambrisentan. Pfizer, Inc. received approval for the use of sildenafil for the treatment of PAH in the United States and Europe and sildenafil is likely to become a major competitor to ambrisentan. ICOS Corporation and Eli Lilly plan to conduct a pivotal clinical trial to evaluate oral tadalafil in PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective endothelin receptor antagonists in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Roche, Novartis AG and Speedel, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
          The FDA has designated ambrisentan for PAH an orphan drug under the Orphan Drug Act. In addition, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the European Medicines Agency (EMEA), has granted orphan drug designation to ambrisentan for PAH. The U.S. and European orphan drug designations provide incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives marketing approval for an orphan drug to an exclusive marketing period (seven years in the United States and up to ten years in Europe) for that product. Orphan drug designation does not increase the likelihood of eventual regulatory approval for a product candidate, including ambrisentan, and orphan drug designation may be withdrawn by the FDA and the EMEA in certain circumstances. In recent years, Congress and the EMEA have considered changes to the orphan drug regulations to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the U.S. or European orphan drug regulations are amended in this manner, any approved drugs for which we have been granted orphan exclusive marketing rights may face increased competition, which may decrease the amount of revenue we may receive from these products.
Changes in or interpretations of accounting rules and regulations, including recently enacted changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
          Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, “SFAS No. 123(R)”) and its related implementation guidance in December 2004. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to implement SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005 and we intend to adopt the standard effective as of January 1, 2006.
          We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. As a result of our implementation of SFAS No. 123(R), our future operating expenses will increase. We rely heavily on stock options to compensate existing employees and attract new employees. We may choose to reduce our reliance on stock options as a compensation tool as a result of the impact of SFAS No. 123(R). If we reduce our use of stock options, it may be more difficult for us to attract, motivate and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase.
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
          We have exclusive, worldwide licenses to ambrisentan for all conditions and darusentan for all conditions other than cancer. We also have the worldwide exclusive rights to certain patents and patent applications licensed from the University of Colorado and the University of Texas Southwestern Medical Center and rights to license future technology and patent applications arising out of research sponsored at those institutions related to heart failure. Key financial and other terms for future technology would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.
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
          Furthermore, the patents that we have licensed with respect to ambrisentan and darusentan are owned by third parties. These third parties, with our advice and input, are responsible for and control the prosecution and enforcement of these patents. A failure by these third parties to adequately prosecute and enforce these patents could result in a decline in the value of the patents and have a material adverse effect on our business. Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.
          The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, provide significant proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights. Additionally, changes in applicable patent law, including recent Supreme Court and other case law, could impact the interpretation, scope or enforceability of our patents and limit our ability to exclude competitors from entering our markets and utilizing our technology.
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
          Our executive officers, directors and principal stockholders, together with their affiliates, currently own approximately 46% of our voting stock, including shares subject to their outstanding options and warrants, and we expect that this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could limit the market value of our common stock.
Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.
          Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of June 30, 2005, options to purchase a total of 3,945,220 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 1,289,639 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, we have 250,000 shares of our common stock reserved for issuance under our 2003 Employee Stock Purchase Plan, approximately 20,000 of which were issued as of June 30, 2005. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,878,351 shares of our common stock, all of which have exercise prices below our current market price. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have an original maturity of 90 days or less to be cash equivalents.
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
          As of June 30, 2005, we had an investment portfolio of investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $36.8 million excluding those classified as cash and cash equivalents. Our investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
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
          In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
          After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of June 30, 2005, we held approximately $31.3 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 11, 2005, the Company held an Annual Meeting of Stockholders. At the meeting, the stockholders voted on a proposals to elect directors to serve for the ensuing year and until their successors are elected and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005.
          The voting results on the two matters are set forth below:
1.	Proposal to elect directors to serve for the ensuing year and until their successors are elected:

Director	For	Against	Abstain

J. William Freytag	30,440,401	—	52,340

Michael R. Bristow	30,385,221	—	107,520

Kirk K. Calhoun	30,473,001	—	19,740

Jerry T. Jackson	30,465,525	—	27,216

Daniel J. Mitchell	30,474,561	—	18,180

Arnold L. Oronsky	30,449,901	—	42,840

Michael J. Valentino	30,472,801	—	19,940

Sigrid Van Bladel	30,475,541	—	17,200

2.	Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005: 30,480,756 For, 6,905 Against, 5,080 Abstain.
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2005	MYOGEN, INC.
/s/ Joseph L. Turner
Joseph L. Turner
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.