Form 10-Q
period 2005-09-30
MYOGEN INC
filed 2005-11-09
CIK 1101052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .
Commission File Number
000-50438
Myogen, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1348020 (I.R.S. Employer Identification No.)
7575 West 103rd Avenue, Suite 102
Westminster, CO 80021
(303) 410-6666
(Address, including zip code, and telephone number,
including area code, of principal executive offices)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     As of November 4, 2005 there were 41,521,553 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.
This quarterly report on Form 10-Q consists of 49 pages.

MYOGEN, INC.
FORM 10-Q
INDEX

Page
Number
PART I. Financial Information	3

ITEM 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets— As of September 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations— For the Three Months and Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to September 30, 2005	4

Consolidated Statements of Cash Flows— For the Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from June 10, 1996 (Inception) to September 30, 2005	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4. Controls and Procedures	46

PART II. Other Information	47

ITEM 1. Legal Proceedings	47

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 3. Defaults Upon Senior Securities	47

ITEM 4. Submission of Matters to a Vote of Security Holders	47

ITEM 5. Other Information	47

ITEM 6. Exhibits	47

SIGNATURES	48

EXHIBIT INDEX	49
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$164,268,946	$71,258,294
Short-term investments	23,425,687	48,330,819
Accrued interest receivable	242,118	290,972
Trade accounts receivable	699,126	946,177
Research and development contract amounts due within one year	—	300,000
Inventories	218,214	258,120
Prepaid expenses and other current assets	853,295	1,679,340

Total current assets	189,707,386	123,063,722

Long-term investments	6,003,029	—
Property and equipment, net	2,589,850	2,503,579
Other assets	27,299	35,421

Total assets	$198,327,564	$125,602,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,779,823	$10,681,667
Accrued liabilities	1,462,274	1,941,083
Current portion of deferred revenue	1,272,531	1,823,188
Current portion of deferred rent	66,206	59,456
Current portion of capital lease obligations	69,579	59,924
Current portion of notes payable, net of discount	645,661	1,821,806

Total current liabilities	16,296,074	16,387,124

Deferred revenue, net of current portion	1,952,408	1,398,753
Deferred rent, net of current portion	167,399	217,616
Capital lease obligations, net of current portion	55,088	112,728
Notes payable, net of current portion and discount	—	172,100

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2005 and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 41,403,726 and 35,731,581 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	41,404	35,732
Additional paid-in-capital	409,872,187	286,017,266
Deferred stock-based compensation	(6,144,368)	(2,534,535)
Accumulated other comprehensive loss	(64,171)	(42,203)
Deficit accumulated during the development stage	(223,848,457)	(176,161,859)

Total stockholders’ equity	179,856,595	107,314,401

Total liabilities and stockholders’ equity	$198,327,564	$125,602,722

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period from
	For the Three Months Ended		For the Nine Months Ended		June 10, 1996
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005
Revenues:
Product sales	$738,337	$783,235	$2,399,116	$2,534,713	$13,140,513
Research and development contracts	1,779,065	1,666,667	5,064,907	4,669,962	12,681,710

	2,517,402	2,449,902	7,464,023	7,204,675	25,822,223

Costs and expenses:
Cost of product sold	235,406	239,917	816,046	788,621	4,579,845
Research and development (excluding stock-based compensation expense of $406,965, $470,155, $936,993, $1,621,286 and $5,763,782, respectively)	6,030,698	12,334,697	44,127,316	39,420,805	186,970,697
Selling, general and administrative (excluding stock-based compensation expense of $860,337, $473,161, $1,364,349, $1,655,906 and $5,410,681, respectively)	3,475,977	2,085,914	9,705,045	6,368,042	36,803,224
Stock-based compensation expense	1,267,302	943,316	2,301,342	3,277,192	11,174,463

	11,009,383	15,603,844	56,949,749	49,854,660	239,528,229

Loss from operations	(8,491,981)	(13,153,942)	(49,485,726)	(42,649,985)	(213,706,006)

Interest income (expense), net	644,611	156,412	1,818,195	465,052	5,039,461

Loss before income taxes	(7,847,370)	(12,997,530)	(47,667,531)	(42,184,933)	(208,666,545)
Income taxes	18,619	5,034	19,068	14,421	102,250

Net loss	(7,865,989)	(13,002,564)	(47,686,599)	(42,199,354)	(208,768,795)
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(32,499,556)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(39,935,388)

Net loss attributable to common stockholders	$(7,865,989)	$(13,002,564)	$(47,686,599)	$(42,199,354)	$(281,203,739)

Basic and diluted net loss per common share	$(0.22)	$(0.49)	$(1.32)	$(1.59)

Weighted average common shares outstanding	36,479,355	26,623,208	36,006,524	26,525,466

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
	For the Nine Months Ended		June 10, 1996
	September 30,		(Inception) to
	2005	2004	September 30, 2005
Cash Flows From Operating Activities:
Net loss	$(47,686,599)	$(42,199,354)	$(208,768,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700,762	405,420	2,329,993
Amortization of deferred stock-based compensation	2,301,342	3,277,192	11,174,463
Amortization of debt discount	103,211	103,211	389,256
Amortization of investment (discount) premium	(164,980)	562,741	656,174
Stock exchanged for license	—	—	1,163,229
Loss on disposal of property and equipment	21,333	363	56,005
Changes in operating assets and liabilities:
Trade accounts receivable	104,002	137,895	39,660
Research and development contract amounts	300,000	625,000	1,000,000
Inventories	39,906	363,373	(218,214)
Prepaid expenses, accrued interest and other assets	932,899	517,974	(1,141,990)
Accounts payable	2,439,284	1,584,947	12,456,731
Deferred revenue	2,997	(1,250,001)	2,224,938
Accrued liabilities	(768,575)	(213,060)	958,397

Net cash used in operating activities	(41,674,418)	(36,084,299)	(177,680,153)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(782,580)	(1,350,076)	(4,938,890)
Proceeds from sale of property and equipment	—	—	332,473
Purchases of investments	(31,985,281)	(91,717,251)	(466,798,850)
Proceeds from maturities of short-term investments	51,057,742	113,639,420	436,835,838

Net cash provided by (used in) investing activities	18,289,881	20,572,093	(34,569,429)

Cash Flows From Financing Activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	127,151,604
Proceeds from issuance of common stock, net of issuance costs	117,949,418	57,280,950	248,694,812
Proceeds from notes payable	—	—	5,250,000
Payments on notes payable	(1,451,456)	(1,316,223)	(4,569,936)
Proceeds from related party note	—	—	370,275
Repayments of related party note	—	—	(289,887)
Payments on capital leases	(49,795)	(32,429)	(156,092)

Net cash provided by financing activities	116,448,167	55,932,298	376,450,776

Effect of exchange rates on cash	(52,978)	428	67,752
Net increase in cash and cash equivalents	93,010,652	40,420,520	164,268,946
Cash and cash equivalents, beginning of period	71,258,294	44,337,721	—

Cash and cash equivalents, end of period	$164,268,946	$84,758,241	$164,268,946

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$905	33,220	$276,297
Common stock issued in exchange for notes receivable	—	—	81,362
Convertible preferred stock issued in exchange for license	—	—	1,163,229
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	928,961
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	804
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688,153
Deferred research and development contract revenue due within one year	—	—	1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2004, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2005.
     The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of September 30, 2005 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
Note 2: Liquidity
     The Company has incurred significant losses and negative cash flows from operations in every fiscal period since June 10, 1996 (Inception). For the three and nine months ended September 30, 2005, the Company incurred losses from operations of $8,491,981 and $49,485,726 and negative cash flows from operations of $41,674,418 for the nine months ended September 30, 2005. For the years ended December 31, 2004, 2003 and 2002, the Company incurred losses from operations of $58,483,712, $42,972,596 and $28,815,118, respectively, and negative cash flows from operations of $47,698,031, $31,706,160 and $26,459,454, respectively. As of September 30, 2005, the Company had a deficit accumulated during the development stage of $223,848,457. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.
     To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. On September 21, 2005, the Company completed an underwritten public offering of 4,675,082 shares of newly issued common stock and the exercise by the underwriters of their over-allotment option to purchase an additional 701,262 shares of common stock, all at $23.25 per share before underwriting discounts and commissions. The net proceeds of this offering were approximately $116.9 million. From Inception through September 30, 2005, the Company has raised $375,846,416 of net cash proceeds from the sale of equity securities.
     Based on current spending projections, management believes that the existing cash, cash equivalents and investments, which include the proceeds from our recently completed public offering, will be sufficient to continue operations for at least 18 months from the date of this filing. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans to conduct additional financings to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.
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

     Had employee compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards using the Black-Scholes model prescribed by SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would be as follows:

					Cumulative Period
					From June 10, 1996
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Net loss attributable to common stockholders, as reported	$(7,865,989)	$(13,002,564)	$(47,686,599)	$(42,199,354)	$(281,203,739)
Add: Total stock-based employee compensation expense included in reported net loss	1,013,494	890,528	1,998,369	3,172,417	9,606,006
Deduct: Total stock-based employee compensation expense determined under fair value based method	(942,976)	(1,493,230)	(3,675,146)	(4,444,053)	(14,081,497)

Pro forma net loss	$(7,795,471)	$(13,605,266)	$(49,363,376)	$(43,470,990)	$(285,679,230)

Pro forma basic and diluted net loss per common share	$(0.21)	$(0.51)	$(1.37)	$(1.64)

Basic and diluted net loss per common share, as reported	$(0.22)	$(0.49)	$(1.32)	$(1.59)

     For options granted prior to the commencement of public trading of the Company’s common stock, the fair value was determined at the date of grant using the Black-Scholes model with the following weighted average assumptions: no dividend yield, risk-free interest rates ranging from 2.3% to 6.8%, volatility factor of 0% and an expected life of five years. Risk-free interest rates were determined using government securities with original maturities similar to the respective expected option life at date of grant. The estimated fair value for these options was calculated using the minimum value method and may not be indicative of the future pro forma effects of option grants on reported net income (loss) for future years since this model does not take into consideration volatility and the commencement of public trading in the Company’s common stock on October 30, 2003. The Black-Scholes model was utilized to calculate the value of the options issued after October 30, 2003, using the following assumptions: no dividend yield, risk-free interest rates ranging from 2.78% to 4.19%, volatility factor of 100% and an expected life of five years. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company does not have a sufficient trading history from which to calculate volatility.
Note 4: Inventory Components

	September 30,	December 31,
	2005	2004
Finished products	$184,327	$211,770
Raw materials	33,887	46,350

Total inventories	$218,214	$258,120

Note 5: Comprehensive Loss
     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(7,865,989)	$(13,002,564)	$(47,686,599)	$(42,199,354)
Change in unrealized gain (loss) on investments available for sale	(21,961)	26,742	8,208	(24,293)
Foreign currency translation adjustment	(1,017)	4,118	(30,175)	(1,615)

Total comprehensive loss	$(7,888,967)	$(12,971,704)	$(47,708,566)	$(42,225,262)

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
     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Common stock related to options	2,567,442	1,391,683	1,948,974	2,125,530
Warrants	976,968	—	469,968	9,131

Total	3,544,410	1,391,683	2,418,942	2,134,661

Note 8: Accounts Payable
     Accounts payable are comprised of the following:

	September 30,	December 31,
	2005	2004
Trade	$226,365	$171,311
Research and development	12,403,014	10,290,083
Related party	150,444	220,273

	$12,779,823	$10,681,667

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
     On June 26, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company has terminated development of enoximone capsules. During the quarter ended June 30, 2005, the Company recorded approximately $5.5 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the termination of the development of enoximone capsules. For the quarter ended September 30, 2005, using currently available information from contract research organizations, the Company updated the estimate of accrued costs related to this program and its termination. This resulted in a decrease in the accrual for future payments of $3.2 million.
Note 10: Geographic Information
     The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to September 30, 2005 have occurred in Europe through the Company’s subsidiary.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Product sales:
Netherlands	$288,172	$221,424	$928,044	$709,040
Germany	197,879	218,698	718,678	610,049
United Kingdom	159,829	163,416	514,239	543,172
France	72,581	73,159	194,927	240,631
Italy	—	94,362	—	395,233
Other	19,876	12,176	43,228	36,588

	$738,337	$783,235	$2,399,116	$2,534,713

	September 30,	December 31,
	2005	2004
Property and equipment, net:
United States	$2,548,623	$2,451,999
Europe	41,227	51,580

	$2,589,850	$2,503,579

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
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We believe our advanced understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics provide us with the capability to discover novel therapies, as well as identify, license, acquire or develop products that address serious, debilitating cardiovascular disorders that are not adequately treated with existing therapies.
     We have two selective endothelin receptor antagonist (ERA) product candidates in late-stage clinical development: ambrisentan, which is in Phase 3 clinical development for the treatment of patients with pulmonary arterial hypertension (PAH), and darusentan, which recently completed a Phase 2b clinical trial for the treatment of patients with resistant hypertension. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets. We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (Novartis) through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.
     Our goal is to create an integrated biopharmaceutical company focused on the discovery, development and commercialization of novel therapies that address the fundamental mechanisms involved in cardiovascular disease, with an initial focus on highly debilitating chronic conditions. Our strategy is to utilize our advanced understanding of the molecular biology and clinical medicine of cardiovascular disease to (i) complete the clinical development of, and obtain regulatory approvals for, ambrisentan and darusentan, (ii) discover and develop novel therapeutics which slow or reverse the progression of cardiovascular disease, and (iii) identify and acquire additional clinical-stage compounds. In addition, we plan to develop our own sales and marketing capabilities focused on targeted markets and to enter into co-promotion or licensing partnerships with larger pharmaceutical or biotechnology companies when necessary to reach larger markets. Similarly, we intend to selectively enter into strategic research and development collaborations with other pharmaceutical or biotechnology companies to advance our research program.
     Selective Oral Endothelin Receptor Antagonists: Ambrisentan and Darusentan
     Ambrisentan and darusentan are members of a class of therapeutic agents known as endothelin receptor antagonists. Endothelin is a small peptide hormone that is believed to play a critical role in the control of blood flow and cell growth. Elevated endothelin blood levels are associated with several cardiovascular disease conditions, including PAH, chronic kidney disease, hypertension, chronic heart failure, stroke and restenosis of arteries after balloon angioplasty or stent implantation. Therefore, many scientists believe agents that block the detrimental effects of endothelin may provide significant benefits in the treatment of these conditions.
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
     We believe several therapeutic opportunities exist for a new class of ERAs that bind selectively to the ETA receptor in preference to the ETB receptor. Such selective ETA antagonists may block the negative effects of endothelin by preventing the harmful effects of vasoconstriction and cell proliferation, while preserving the beneficial effects of the ETB receptor. We believe the potential clinical benefits of selective ETA antagonists may position these compounds as the treatment of choice for PAH, resistant hypertension and, potentially, other cardiovascular disorders.
     Ambrisentan
     PAH is a highly debilitating disease characterized by severe constriction of the blood vessels in the lungs leading to very high pulmonary arterial pressures. Patients with PAH suffer from extreme shortness of breath as the heart struggles to pump against these high pressures ultimately causing such patients to die of heart failure. PAH afflicts approximately 200,000 patients in the United States and the European Union.
     Ambrisentan is an ERA that has demonstrated selectivity for the ETA receptor in preclinical studies. The compound demonstrates high potency, high bioavailability and a relatively long half-life. In addition, the compound does not induce or inhibit the P450 metabolic pathway utilized by most existing PAH medications, reducing the possibility of interactions with other medications and increasing its potential for use in combination therapy.
     In September 2003, we completed a randomized, double-blind, multi-center, dose-ranging Phase 2 study evaluating the effect of ambrisentan on exercise capacity of patients with moderate to severe PAH. Exercise capacity was the primary efficacy endpoint and was measured as the change from baseline in the six-minute walk test distance after 12 weeks of treatment. A total of 64 patients were randomized to one of four ambrisentan dose groups (1.0, 2.5, 5.0 or 10.0 milligrams). Doses were administered orally once a day for 12 weeks.
     To date, the results of our Phase 2 trial and related extension trial have demonstrated:
•	a statistically significant, clinically meaningful, and durable increase in exercise capacity (the primary efficacy parameter) in all four ambrisentan dose groups;

•	an improvement in all secondary endpoints and cardiopulmonary hemodynamics;

•	ambrisentan appears to be generally well tolerated in patients who have received it;

•	among the study patients also taking anticoagulant therapy, there are no apparent interactions with the anticoagulant and no anticoagulant dose adjustments were required;

•	a low incidence and severity of potential liver toxicity as assessed by liver function tests;

•	an apparent survival benefit to patients treated with ambrisentan alone or in combination with other drugs when compared with predicted survival based on the National Institutes of Health Registry formula; and

•	patients with less severe symptoms (Class II disease) appear to achieve a benefit in exercise capacity comparable to that achieved by patients with more severe symptoms (Class III disease). Clinical trial results of other compounds tested for PAH indicate that certain compounds are comparatively less effective in patients with early stages of the disease, a limitation referred to as a “ceiling effect.”
     Based on these Phase 2 clinical trial results, we believe ambrisentan may be useful in treating patients with PAH and may offer several clinical benefits over existing PAH therapies.
     We initiated two pivotal Phase 3 trials of ambrisentan, ARIES-1 & -2, in early 2004. We completed patient enrollment in ARIES-2 on July 21, 2005 and expect to report top line results from the trial in December 2005. In addition, we expect to complete patient enrollment in ARIES-1 by the end of the fourth quarter of 2005 and to report top line results from the trial approximately six months thereafter.
     Darusentan
     Hypertension affects approximately 65 million individuals in the United States and approximately one billion worldwide. In the United States, approximately 60% of these individuals are diagnosed and receive anti-hypertensive therapy. Nonetheless, an estimated 10% to 30% of treated patients remain at risk for serious cardiovascular and renal complications because they are unable to achieve blood pressures within the recommended ranges despite taking multiple anti-hypertensive medications on a daily basis. The “Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation and Treatment of High Blood Pressure” (JNC7), issued in May 2003, has focused attention on this problem and defines resistant hypertension as “the failure to achieve goal blood pressure in patients who are adhering to full doses of an appropriate three-drug regimen that includes a diuretic.”
     We believe there is a significant need for a therapeutic agent that, when used in combination with currently available medications, is capable of lowering blood pressure in patients suffering from resistant hypertension. In addition, we believe this need cannot be adequately addressed simply by improving compliance or optimizing dosages of existing anti-hypertensive medications, but instead requires innovative new drugs with new mechanisms of action.
     As an ERA, darusentan acts through a different mechanism of action than existing anti-hypertensive therapies. It demonstrates high potency, high bioavailability and a half-life that we believe may be suitable for once daily dosing.
     On August 18, 2005, we reported positive top line results from a Phase 2b clinical trial that evaluated the safety and efficacy of darusentan in patients with resistant systolic hypertension. This randomized, double-blind, placebo-controlled clinical trial enrolled 115 patients in the United States. The trial achieved its primary endpoint and demonstrated that 300 mg of darusentan dosed once daily resulted in statistically significant, placebo-corrected reductions of 11.6 mmHg (p=0.02) in systolic blood pressure and 5.8 mmHg (p= 0.004) in diastolic blood pressure. Clinically meaningful reductions in systolic and diastolic blood pressure were also observed at earlier time points at lower doses. Darusentan was generally well tolerated, suggesting a favorable safety profile. The most common adverse event was peripheral edema. There was no difference in the incidence of premature discontinuations in the darusentan arm compared to the placebo arm. Furthermore, there were no observed serum aminotransferase concentrations above two times the upper limit of the normal range. Previous clinical trials of other ERAs in patients with hypertension demonstrated dose-dependent increases in serum aminotransferase concentrations, requiring withdrawal of therapy for safety reasons.
     Based on the results of the Phase 2b trial, we plan to move forward with Phase 3 clinical development of darusentan for the treatment of patients with resistant systolic hypertension. We recently participated in an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA). Over the next several months, we expect to continue discussions regarding the design of the Phase 3 clinical development program with the FDA and begin discussions with the European Medicines Agency (EMEA).
     Discovery Research Program
     We have built a drug discovery research team and supporting infrastructure which conducts work internally as well as through sponsored research programs and licensing arrangements with academic institutions. The goal of our target and drug discovery research is to discover and develop disease-modifying drugs for chronic heart failure and related disorders. To date, we have acquired intellectual property rights to a series of cardiac molecular targets and signaling systems that we believe are of critical importance in cardiac muscle disease. In addition, we have acquired a 60,000 compound library, advanced several targets through high-throughput screening and identified a series of promising lead structures.
     In October 2003, we entered into a research collaboration with Novartis to advance our drug discovery work. In exchange for signing fees paid by Novartis totaling $5.0 million and an obligation by Novartis to provide research funding through October 2006, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. In May 2005, we expanded the collaboration to include our histone deacetylase inhibitor (HDACi) program. Upon the completion of Phase 2 clinical trials of any product candidate Novartis has licensed from us (with the exception of certain HDACi product candidates), we have the option to enter into a co-promotion and profit sharing agreement for that product candidate.
     ESSENTIAL Trial Results
     On June 26, 2005, we announced top line results of ESSENTIAL I & II, our two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. The trials met the pre-specified safety endpoint by demonstrating no significant difference in mortality between the enoximone and placebo groups. Based on these results, we have terminated development of enoximone capsules and dedicated our resources to furthering the development of ambrisentan and darusentan as well as our target and drug discovery program. As a result of our termination of development of enoximone capsules, we may elect to sell or discontinue our European sales program, depriving us of potential revenues and commercialization and sales experience and contacts which could otherwise augment our efforts to successfully launch the commercial sale of any of our product candidates that receive regulatory approval.
     Financial Overview
     We are a development stage company and since inception have devoted substantially all of our efforts to the discovery, in-licensing and development of drugs to treat cardiovascular disease. We have incurred losses each year since our inception and had an accumulated deficit of $223.8 million as of September 30, 2005. We incurred operating losses of $8.5 million and $13.2 million and $49.5 million and $42.6 million for the three and nine months ended September 30, 2005 and 2004, respectively, and $58.5 million, $43.0 million, $28.8 million for the years 2004, 2003 and 2002, respectively. Our research and development expenses have historically been much higher than our revenues.
     On September 21, 2005, we completed an underwritten public offering of 4,675,082 shares of newly issued common stock and the exercise by the underwriters of their over-allotment option to purchase an additional 701,262 shares of common stock, all at $23.25 per share before underwriting discounts and commissions. The net proceeds of this offering were approximately $116.9 million.
     Our current revenue is derived from sales of Perfan® I.V. in Europe and research and development contract revenues from our agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) signed in October 2003. Prior to our licensing the worldwide rights to enoximone in 1998, Perfan® I.V. was marketed in Europe by Aventis. In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with a network of distributors to distribute and market Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan® I.V. in 2000. Even if our sales and marketing efforts lead to increases in Perfan® I.V. sales in future periods, we do not expect that such increases will result in a material reduction in our overall net loss. Our cost of product sold reflects the manufacturing cost of Perfan® I.V., which we purchase exclusively from a contract manufacturer, and royalties payable to Aventis on product sold. As a result of the June 2004 termination of the enoximone capsules program, we are currently evaluating alternatives to continuing to market Perfan I.V., the I.V. form of enoximone, on our own.
     Our primary business activities have been focused on the development of enoximone capsules, ambrisentan and darusentan. From inception to September 30, 2005, we have incurred expenses of approximately $96.2 million, $51.2 million and $15.4 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone payment obligations associated with the licensing of our product candidates.
     While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including contract research organizations and contract manufacturers. The cost of our clinical trial programs is the most significant portion of our development expenses, with the number of patients enrolled in a trial and the attendant level of contract research organization and clinical site activity being the principal cost determinants. We expect that expenses in the research and development category will increase for the foreseeable future as we expand clinical trial, commercial and manufacturing activities related to ambrisentan and darusentan. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and details of future trial designs. In addition, the results from our trials, as well as the results of trials of similar drugs under development by others, will influence the number, size and duration of planned and unplanned trials.
     As indicated above, our scientists conduct a discovery research effort through collaborative agreements with academic laboratories and in conjunction with Novartis. In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. We expanded the collaboration to include our histone deacetylase inhibitor (HDACi) program in May 2005. In exchange for license payments and a commitment to fund our research, Novartis has the exclusive right to license drug targets and compounds developed through the collaboration. To date, Novartis has not licensed any drug targets or compounds under the terms of the collaboration. If Novartis does execute a license, Novartis will be obligated to fund all further development of the licensed product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales of any products that are successfully commercialized. Upon the completion of Phase 2 clinical trials of any product candidates Novartis has licensed from us (with the exception of certain HDACi product candidates), we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses incurred up to that point, our agreement to share the future development and marketing expenses and elimination of the royalty payable to us.
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
Results of Operations for the Three Months Ended September 30, 2005 and 2004

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues:
Product sales	$738	$783
Research and development contracts	1,779	1,667

	$2,517	$2,450

Revenues
     Product sales
     Product sales were derived from sales of Perfan® I.V. in Europe. Sales in United States dollars decreased due to decreased overall unit sales volume in the third quarter 2005, as compared to the third quarter 2004.
     We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our overall level of expenses.
     Research and development contracts revenue
     Research and development contracts revenue for the three months ended September 30, 2005 was related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended September 30, 2005 consisted mainly of license revenue totaling $280,000 and research support funding of $1.5 million. The research and development contracts revenue for the three months ended September 30, 2004 consisted mainly of license revenue totaling $417,000 and research support funding of $1.25 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the expected contract term. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.
     We expect that research and development contracts revenue in 2005 will be similar to 2004, and we do not expect such revenue to become significant compared to our overall level of expenses.
Costs and Expenses

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Costs and expenses:
Cost of product sold	$235	$240
Research and development (excluding stock-based compensation)	6,031	12,335
Selling, general and administrative (excluding stock-based compensation expense)	3,476	2,086
Stock-based compensation	1,267	943

	$11,009	$15,604

     Cost of Product Sold
     The cost of product sold for Perfan® I.V. decreased slightly in the three months ended September 30, 2005 compared to the same period in 2004, primarily due to the decrease in product sales. The cost of goods sold, as a percentage of Perfan® I.V. sales, was 32% for the three months ended September 30, 2005 as compared to 31% for the same quarter in 2004.
     Research and Development
     Research and development expenses, excluding stock-based compensation expenses, are summarized as follows:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Development
Enoximone capsules	$(3,244)	$6,213
Ambrisentan	4,585	3,997
Darusentan	2,928	749

Total development	4,269	10,959
License fees
Enoximone	—	—
Ambrisentan	—	—
Darusentan	—	—
Other	3	—

Total license fees	3	—
Discovery research	1,759	1,376

Total research and development	$6,031	$12,335

     The $9.5 million decrease in development costs for enoximone capsules in the three months ended September 30, 2005 as compared to the same period in 2004 was due to the termination of this program in June 2005. In addition, using currently available information, we updated the estimate of our accrued costs related to this program and its termination. This led us to reduce our accrual for future payments, primarily to clinical trial sites, by $3.2 million in the third quarter of 2005.
     The $590,000 increase in development costs for ambrisentan in the three months ended September 30, 2005 as compared to the same period in 2004 was primarily related to a $500,000 increase in the internal costs associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.
     We expect that our research and development expenses relating to ambrisentan will continue to increase for the foreseeable future as we continue clinical development and expand commercial scale up activities.
     The $2.2 million increase in development costs for darusentan in the three months ended September 30, 2005 as compared to the same period in 2004 was primarily related to $1.6 million in preparation costs associated with the expected initiation of Phase 3 clinical trials of darusentan and a $320,000 increase in the internal costs associated with the management of the darusentan trials primarily due to an increase in the number of employees.
     We expect that our research and development expenses relating to darusentan will increase for the foreseeable future as we prepare for and then conduct Phase 3 clinical trials and conduct commercial and manufacturing scale up activities relating to the compound.
     Discovery research expenses increased by about $380,000 in the three months ended September 30, 2005 as compared to the same period in 2004. The increase related to increased activity levels, including increased staff size, reflecting continued progress in our programs.
     We expect that our discovery research expenses during the foreseeable future will be similar to or somewhat greater than our current discovery research expenses.

     Selling, General and Administrative
     The $1.4 million increase in selling, general and administrative expense for the three months ended September 30, 2005 as compared to the same period in 2004 was due to a $830,000 increase in marketing costs, a $415,000 increase in professional service and related consulting costs and a $210,000 increase in staffing and related recruiting costs. These increases primarily reflect our growth as we prepare for the planned launch of ambrisentan.
     Stock-Based Compensation
     Stock-based compensation expenses increased due to charges related to our non-employee stock options and certain performance-based stock options as a result of our increased stock price, with an offset due to the continued vesting of below-market options granted to employees prior to our initial public offering. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Research and development	$407	$470
Selling, general and administrative	860	473

	$1,267	$943

     Interest Income, Net
     Interest income net of interest expense was $645,000 and $156,000 for the three months ended September 30, 2005 and 2004, respectively. Interest income was $707,000 and $266,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in interest income in 2005 relates to the increased investment balance in 2005 as a result of the funds raised in a September 2004 financing and an increase in interest rates during the period. Interest expense declined to $62,000 from $110,000 for the three months ended September 30, 2005 and 2004, respectively, as a result of the reduced balance remaining on our term loan.
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
Revenues

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues:
Product sales	$2,399	$2,535
Research and development contracts	5,065	4,670

	$7,464	$7,205

     Product sales
     Product sales were derived from sales of Perfan® I.V. in Europe. Sales in United States dollars decreased due to decreased overall unit sales in 2005, as compared to the corresponding period in 2004.
     We expect that Perfan® I.V. unit sales in 2005 will be similar to 2004 sales, and we do not expect sales of this product to become significant compared to our overall level of expenses.
     Research and development contracts revenue
     Research and development contracts revenue for the nine months ended September 30, 2005 was related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the nine months ended September 30, 2005 mainly consisted of license revenue totaling $1.1 million and research support funding of $4.0 million. The research and development contracts revenue for the nine months ended September 30, 2004 mainly consisted of license revenue totaling $1.25 million and research support funding of $3.4 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the expected contract term. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed and expenses are incurred.
     We expect that research and development contracts revenue in 2005 will be similar to 2004, and we do not expect such revenue to become significant compared to our overall level of expenses.
Costs and Expenses

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Costs and expenses:
Cost of product sold	$816	$789
Research and development (excluding stock-based compensation)	44,127	39,421
Selling, general and administrative (excluding stock-based compensation expense)	9,705	6,368
Stock-based compensation	2,301	3,277

	$56,949	$49,855

     Cost of Product Sold
     The cost of product sold for Perfan® I.V. increased slightly in the nine months ended September 30, 2005 compared to the same period in 2004. The cost of goods sold, as a percentage of Perfan® I.V. sales, was 34% for the nine months ended September 30, 2005 as compared to 31% for the same period in 2004.
     Research and Development
     Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Development
Enoximone capsules	$18,451	$19,079
Ambrisentan	14,626	11,745
Darusentan	6,044	3,453

Total development	39,121	34,277
License fees
Enoximone	—	—
Ambrisentan	—	1,500
Darusentan	—	—
Other	106	108

Total license fees	106	1,608
Discovery research	4,900	3,536

Total research and development	$44,127	$39,421

     The development costs for enoximone capsules in the nine months ended September 30, 2005 were consistent with the same period in 2004. This reflects the fact that we accrued for expected termination costs in June, when this program was terminated.

     The $2.9 million increase in development costs for ambrisentan in the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily related to:
•	$1.7 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the two Phase 3 ARIES trials and the related extension study;

•	$780,000 increase related to the initiation of a Phase 2 clinical study of ambrisentan in patients who have previously discontinued alternative ERA therapy due to liver function test abnormalities; and

•	$630,000 increase in internal expenses associated with the management of the ambrisentan trials primarily due to an increase in the number of employees.
     These increases were partially offset by a decrease of $650,000 in expenses related to work on developing the commercial manufacturing process for ambrisentan and related analytical testing and regulatory work, which was due to the variability in the timing of this work.
     We expect that our research and development expenses relating to ambrisentan will continue to increase for the foreseeable future as we continue clinical development and commercial and manufacturing scale up activities.
     The $2.6 million increase in development costs for darusentan in the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily related to $2.5 million in preparation costs associated with the expected initiation of Phase 3 clinical trials of darusentan and a $280,000 increase in the internal costs associated with the management of the darusentan trials, which was largely due to an increase in the number of employees on this project. This increase was offset by a $190,000 decrease related to work on developing the commercial manufacturing process for darusentan and related analytical testing and regulatory work, reflecting the variable rate of this work.
     We expect that our research and development expenses relating to darusentan will increase for the foreseeable future as we initiate Phase 3 clinical trials and commercial and manufacturing scale up activities relating to the compound.
     Discovery research expenses increased by about $1.4 million in the nine months ended September 30, 2005 as compared to the same period in 2004. The increase related to increased activity levels, largely driven by increased staff size that have accompanied the overall progress of these programs.
     We expect that our discovery research expenses for the foreseeable future will be similar to or somewhat greater than our current discovery research expenses. Continued progress in these programs may lead to further expansions of our activity levels and operating expenses.
     Selling, General and Administrative
     The $3.3 million increase in selling, general and administrative expense for the nine months ending September 30, 2005 as compared to the same period in 2004 primarily relates to a $1.5 million increase in marketing costs, a $740,000 increase in staffing and related recruiting costs, a $780,000 increase in professional service and related consulting costs and a $150,000 increase related to conference fees and travel costs. These increases reflect preparations for the planned launch of ambrisentan and our growth as a corporation.
     Stock-Based Compensation
     Stock-based compensation expenses decreased due to the continued vesting of below-market options granted to employees prior to our initial public offering. The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Research and development	$937	$1,621
Selling, general and administrative	1,364	1,656

	$2,301	$3,277

     Interest Income, Net
     Interest income net of interest expense was $1,818,000 and $465,000 for the nine months ended September 30, 2005 and 2004, respectively. Interest income was $2,042,000 and $825,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest income in 2005 relates to the increased investment balance as a result of the funds raised in our September 2004 financing and an increase in interest rates during the period. Interest expense declined to $224,000 from $360,000 for the nine months ended September 30, 2005 and 2004, respectively, as a result of the reduced balance remaining on our term loan.
     Liquidity and Capital Resources
     Our cash, cash equivalents and investments amounted to $193.7 million and $119.6 million at September 30, 2005 and December 31, 2004, respectively. From our inception on June 10, 1996 to September 30, 2005, we funded our operations primarily with $375.8 million (net of issuance costs) from private equity financings and our public offerings, $15.9 million related to our research and development contract with Novartis, $13.1 million from sales of Perfan® I.V. and $5.0 million from net interest income earned on cash equivalents and investments.
     Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, commercial development expenses and payroll costs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, commercial development expenses and payroll costs. We believe that our cash, cash equivalents and investment balances, which includes the proceeds from our recently completed public offering, will allow us to fund our future working capital and capital expenditures for at least 18 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
     At September 30, 2005, we had approximately $2.6 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements in the coming year, and we expect our spending on fixed assets to grow both next year and in future years.
     Operating activities resulted in net cash outflows of $41.7 million and $36.1 million for the nine months ended September 30, 2005 and 2004, respectively. The cumulative net cash outflow from operating activities from our inception to September 30, 2005 was $177.7 million. The use of cash in all periods was primarily to fund our operations.
     Investing activities resulted in net cash inflows of $18.3 million and $20.6 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash inflow for the nine months ended

September 30, 2005 resulted from $0.8 million in capital asset expenditures and $32.0 million in purchases of investments offset by $51.1 million in proceeds related to the maturity of investments. The net cash inflow for the nine months ended September 30, 2004 resulted from $1.4 million in capital asset expenditures and $91.7 million in purchases of investments offset by $113.6 million in proceeds from the sale of short-term investments. Cumulative investing activities from inception to September 30, 2005 resulted in net cash outflows of $34.6 million, with $4.9 million in net capital asset expenditures offset by $332,000 in proceeds from the sale of property and equipment and $466.8 million in purchases of investments offset by $436.8 million in proceeds from the maturity of investments.
     Financing activities resulted in net cash inflows of $116.4 million and $55.9 million for the nine months ended September 30, 2005 and 2004, respectively. Financing activities for the nine months ended September 30, 2005 consisted primarily $117.9 million of proceeds from issuance of common stock, offset by payments of $1.5 million on our term loan. Financing activities for the nine months ended September 30, 2004 consisted primarily of $57.3 million of proceeds from issuance of common stock, offset by payments of $1.3 million on our term loan. Cumulative financing activities from our inception to September 30, 2005 resulted in net cash inflows of $376.5 million, primarily related to the issuance of preferred stock and the sale of shares of our common stock in our initial and secondary public offerings and our September 2004 financing.
     Total operating lease expense for the nine months ended September 30, 2005 and 2004 was approximately $370,000 and $390,000, respectively. We have future payment commitments for operating leases of approximately $1.1 million as of September 30, 2005, principally for our office and laboratory space. In addition, many of our agreements with contract research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination, and therefore the extent of the future commitments cannot be meaningfully quantified.
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

Valuation of equity instruments
     We record compensation expense related to options issued to consultants and options issued to, or common stock sold to, employees at less than the fair value. As a result, we have recorded deferred stock-based compensation expense that represents, in the case of employees, the difference between the option exercise price and the fair value of our common stock. In the case of consultants, deferred stock-based compensation represents the fair value of the options granted, computed using the Black-Scholes option-pricing model. These expenses are based on the fair value of the options and common stock. Because prior to our initial public offering there was no public market for our common stock, we have estimated the fair value of these equity instruments using various valuation methods. Subsequent to our initial public offering on October 30, 2003, we estimate the fair value of these equity instruments using the value for our common stock that the public market establishes. Deferred stock-based compensation for employees is recognized over the remaining vesting period of the related option. Deferred stock-based compensation related to consultants is recognized over the vesting period of the related option and the amount recognized is subject to change based on changes in the fair value of our common stock. We recognize stock-based compensation using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28).
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
     We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products that generate significant revenues. Our existing product candidates will require extensive clinical evaluation, regulatory review and marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful drugs for a number of reasons, including:
•	our product candidates may not prove to be safe and effective in clinical trials;

•	we may not be able to obtain regulatory approvals for our product candidates, or approvals may take longer than anticipated, or approvals may be narrower than we seek;

•	we may not have adequate financial or other resources to complete the development and commercialization of our product candidates; or

•	any products that are approved may not be accepted in the marketplace.
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
     We have experienced significant operating losses since our inception in 1996. At September 30, 2005, we had an accumulated deficit of $223.8 million. For the years ended December 31, 2004, 2003 and 2002, we had operating losses of $58.5 million, $43.0 million and $28.8 million, respectively, and for the nine months ended September 30, 2005 we had an operating loss of $49.5 million. Revenues from the commercial sales of our only approved product, Perfan® I.V., were $3.3 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively, and we will not achieve profitability from the sales of this product alone. We also do not expect that research and development revenue, which was $6.6 million and $1.0 million in 2004 and 2003, respectively, will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.
     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, preparing for potential commercial launch of our product candidates and expanding our discovery research programs. In the nine months of 2005, our operations consumed approximately $4.6 million of cash per month, compared to $4.0 million of cash per month in 2004. This rate of cash consumption would have increased by an average of $0.7 million and $0.4 million per month in the first nine months of 2005 and 2004, respectively, had research and development funding not been received. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections and including the net proceeds from our September 2005 offering of $116.9 million, we believe that our current cash, cash equivalents and investments are sufficient to fund operations for at least 18 months from the date of this filing. We may be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs or our commercial development activities. We also may be required to:
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
     With the exception of ARIES-2, we do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and other drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.
     Although we plan to move forward with Phase 3 clinical development of darusentan for the treatment of patients with resistant hypertension, the date on which we may start our darusentan Phase 3 clinical program is uncertain. We recently participated in an End-of-Phase 2 meeting with the FDA. Over the next several months, we expect to continue discussions regarding the design of the Phase 3 clinical development program with the FDA and begin discussions with the European Medicines Agency (EMEA). Because we are developing darusentan for a novel indication, there is no clear precedent established for the detailed application of the regulatory requirements to this drug and we cannot assure you that the design of, or data collected from, the preclinical studies and clinical trials of darusentan will be sufficient to support FDA, EMEA or other regulatory approval. We cannot predict when we may commence additional clinical trials of darusentan. Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results.
     In addition, a number of factors may affect the pace of enrollment of our planned Phase 3 trial of darusentan in patients with resistant hypertension, including the relatively smaller number of patients who meet the definition of resistant hypertension as compared to other types of hypertension and other trials which may seek to enroll patients that would otherwise be eligible to participate in our trial, such as the Phase 3 clinical trial being conducted by the Speedel Group of a once daily oral ERA in patients with diabetic renal disease.
     A number of factors may prevent us from completing our projected goals for enrollment or decrease the pace of enrollment in our Phase 3 ARIES-1 trial of ambrisentan in PAH. These factors include the relatively small PAH patient population: the inclusion of placebo control groups in our studies; competing trials being conducted by Encysive Pharmaceuticals Inc. of sitaxsentan, an ERA, in a substantially similar PAH patient population; the Phase 3 trial of bosentan, an ERA, in PAH patients with Class II symptoms being conducted by Actelion Ltd; the continued market adoption of bosentan; the approval and continued market adoption of sildenafil in patients with PAH in the United States and Europe, and clinical trials being conducted by ICOS Corporation and Eli Lilly and Co. of oral tadalafil in PAH.
     As a result of the numerous factors which can affect the pace of progress of clinical trials, our trials may take longer to enroll patients than we anticipate, if they can be completed at all. Delays in patient enrollment in the trials may increase our costs and slow our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. If other companies’ product candidates show favorable results, we may conduct additional clinical trials. Any delays in completing our clinical trials or any need to conduct additional clinical trials will delay our ability to seek approval and potentially generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.
     In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as ARIES-1 & -2 and our planned Phase 3 trials of darusentan.
Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.
     Our product candidates may produce serious adverse events in humans. These adverse events could cause us to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted conditions. An independent data safety monitoring board, institutional review board (IRB), the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will be safe for human use.
Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed our product candidates.
     The product candidates we are currently developing, ambrisentan and darusentan, are in-licensed from another pharmaceutical company. Many of the preclinical studies and some of the clinical studies on these product candidates were conducted by other companies before we in-licensed the product candidates. In some cases, the studies were conducted when regulatory requirements were different from today. We would incur unanticipated costs and experience delays if we were required to repeat some or all of those studies. Even if the previous studies are acceptable to regulatory authorities, we may have to spend additional time analyzing and presenting the results of the studies. Problems with the previous studies could cause our regulatory applications to be delayed or rejected, particularly if we are required to conduct additional clinical studies.
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
     The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted, if approval is granted at all. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable.
     As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number and design of preclinical studies and clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate.

     Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Top line results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials, as was the case with our recently discontinued product candidate, enoximone capsules.
     A number of other pharmaceutical and biotechnology companies have suffered significant setbacks in advanced hypertension clinical trials, even after achieving positive results in earlier trials. In prior clinical trials of certain anti-hypertensive product candidates and, in particular, in prior studies of product candidates in patients with resistant hypertension including our recent Phase 2b trial, placebo effects were observed. There can be no assurance that we will not observe significant placebo effects in connection with our current trials of ambrisentan or our planned trials of darusentan. If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing.
     We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, because we are developing darusentan for a novel indication, there is no clear precedent established for the detailed application of the regulatory requirements to this drug and we cannot assure you that the design of, or data collected from, the preclinical studies and clinical trials of darusentan will be sufficient to support FDA, EMEA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint or prove to be safe.
Even if our products meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them or we may face post-approval problems that require withdrawal of our products from the market.
     The FDA, EMEA and other regulatory agencies can delay, limit or deny approval for many reasons, including:
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
     Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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

Abnormal elevations of liver function test results have been reported as complications in trials of ERAs.
     Abnormal elevations of liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported as complications in trials of ERAs. If the results of any of our clinical trials, including the trials relating to ambrisentan and darusentan, indicate higher than expected levels of abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products.
ERAs, including ambrisentan and darusentan, have demonstrated toxicity in animals.
     Prior to regulatory approval for a product candidate, we are required to conduct studies of our product candidates on animals to determine if they have the potential to cause toxic effects. The toxicology tests for ambrisentan and darusentan indicated that they both cause birth defects in rabbits and rats. Other toxicology tests indicated that ambrisentan and darusentan caused damage to the testes causing infertility in rats and that ambrisentan had the potential to cause damage to the testes in dogs. We assume that similar toxicities could occur in humans. As a result, we will only seek approval for, and the FDA and EMEA will only consider approving ambrisentan and darusentan for, the treatment of severe diseases such as PAH or resistant hypertension. Neither ambrisentan nor darusentan should be taken by women who are pregnant, or are capable of getting pregnant and not practicing adequate forms of birth control; however, there can be no assurance that ambrisentan or darusentan will not be taken by such women. Additionally, there can be no assurance that a patient will not exceed the recommended dose of our products and suffer adverse consequences.
If approved, our products may be subject to significant restrictions or we may be subject to stringent post-marketing commitments that could affect our ability to market our products.
     The FDA, EMEA and other regulatory agencies will typically require a prominently displayed “black box” warning in the label of any product that may lead to death or serious injury. In addition, the FDA, EMEA and other regulatory agencies may require that such products are distributed through a “closed” distribution system. Closed distribution systems seek to manage the post-marketing risk of an approved medication through: (i) limited access through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; (vi) an ongoing comprehensive program to monitor, collect, track, and report adverse event and other safety related information from patients receiving the medication; and (vii) distribution of a medication guide to patients that addresses concerns about possible adverse events and the actions patients should take to avoid them.
     Ambrisentan and darusentan belong to a class of drugs called endothelin receptor antagonists (ERAs), which may cause damage to the liver, testes and fetus. Bosentan, a product of Actelion, Inc., also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required Actelion to include a black box warning in its label and to distribute bosentan via a closed distribution system. Since ambrisentan and darusentan belong to the same class of drugs as bosentan, we expect that the FDA, EMEA and other regulatory agencies may require us to include black box warnings in ambrisentan’s and darusentan’s labels. In addition, we may be required to distribute them through a closed distribution system that would increase distribution costs and make patient access and reimbursement more difficult. Currently, at least one such closed distribution system has been patented and there can be no assurance that we will be able to license the rights to this system. Development of a proprietary system may be time consuming and costly.
Market size and market acceptance of our product candidates is uncertain.
     Many factors influence the adoption of new pharmaceuticals, including market size, competition from other products, marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third-party payors. Even if our product candidates achieve market acceptance, the market may not be large enough and/or prevailing market pricing may not be high enough to result in significant revenues. If the markets for our product candidates are smaller than we anticipate or if our product candidates fail to achieve market acceptance, we may never generate meaningful product revenues.

     We cannot assure you that physicians will prescribe or patients will use ambrisentan or darusentan, if they are approved. Physicians will prescribe our products only if they determine, based on experience, clinical data, side effect profiles and other factors, that they are preferable to other products then in use or beneficial in combination with other products. Recommendations and endorsements by influential physicians will be essential for market acceptance of our products and we may not be able to obtain these recommendations and endorsements. Physicians may not be willing to use ambrisentan and darusentan because of demonstrated adverse side effects such as damage to testes in some animal species. Additionally, market acceptance of ERAs will be limited because they are known to cause birth defects in animals and are believed to do the same in humans.
     Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for a significant time, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, an ERA, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. has received approval to market sildenafil for the treatment of PAH in the United States and Europe. The approval and market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA selective ERA like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of recent pivotal Phase 3 clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and is likely to be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including Actelion, Roche, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
If we become subject to product liability claims, the damages may exceed our insurance.
     It is impossible to predict from the results of animal studies all the potential adverse effects that a product candidate may have in humans. We face the risk that the use of our product candidates in human clinical trials will result in adverse effects. If we complete clinical testing for our product candidates and receive regulatory approval to market our products, we will label our products with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot assure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale.
     In preclinical testing, ambrisentan and darusentan caused birth defects in animals. Based on these results and similar results with other ERAs, we have concluded that ambrisentan and darusentan could cause birth defects in humans. Neither ambrisentan nor darusentan should be taken by women who are pregnant, or are capable of getting pregnant and not practicing adequate forms of birth control; however, there can be no assurance that ambrisentan or darusentan will not be taken by such women. Additionally, there can be no assurance that a patient will not exceed the recommended dose of our products and suffer adverse consequences.
     If a patient suffers harm from one or more of our products or a child is born with a birth defect resulting from one of our products or product candidates, we may be subject to product liability claims that exceed any insurance coverage that may be in effect at the time.
     Regardless of their merit or eventual outcome, product liability claims may result in:
•	decreased demand for our products and product candidates;

•	negative publicity and injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products and product candidates.
     We have obtained liability insurance of $10 million for Perfan® I.V. and our product candidates in clinical trials. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage on commercially reasonable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a successful claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to renew or increase our insurance on reasonable terms, if at all.
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
     There can be no assurance that our products, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Although there are several potential manufacturers capable of manufacturing our product candidates in both bulk and finished form, we intend to select and rely at least initially on a single third-party to manufacture the bulk drug and another single third-party to manufacture the drug product for each of our product candidates. Establishing a replacement source for any of our products could require at least 12 months and significant additional expense. We will need to expand relationships with manufacturers we have used in the past or establish new relationships with different third-party manufacturers for our products. We may not be able to contract for manufacturing capabilities on acceptable terms, if at all. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our products. Any such failure could delay or prevent us from receiving regulatory approvals and marketing our products, or could require us to recall or withdraw our products from the market if they are approved and marketed. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.

Our third-party manufacturers and their manufacturing facilities and processes are subject to regulatory review, which may delay or disrupt our development and commercialization efforts.
     Third-party manufacturers of our products or product candidates must ensure that all of the facilities, processes, methods and equipment are compliant with the current Good Manufacturing Practices (cGMPs) and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMPs requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of our products or product candidates. If they fail to comply with these requirements, we also may be required to curtail the clinical trials of our product candidates, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them, or may be required to recall or withdraw from the market any affected approved and marketed products.
Due to our reliance on contract research organizations and other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.
     We rely primarily on third parties to conduct our clinical trials, including those for ambrisentan and darusentan. In addition, in certain countries outside of the United States, we rely on third parties to interact on our behalf with applicable regulatory authorities. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Errors or omissions by third party providers may also create errors in publicly reported results, forcing us to revise our previous disclosures or having other adverse effects on our business or stock price. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner, at an acceptable cost and in the timeframe anticipated.
If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay product development and commercialization and increase our expenditures.
     Our existing collaborations have been with academic scientists and institutions for basic scientific research and with Novartis relating to targets and compounds identified in our discovery research program. To date, we have not entered into any collaboration agreements for the development or commercialization of our existing product candidates. We plan to enter into relationships with selected pharmaceutical or biotechnology companies to help develop and commercialize our product candidates. We may not be able to negotiate collaborations with these other companies for the development or commercialization of our product candidates on acceptable terms. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, significantly increase our planned expenditures and undertake development and commercialization activities at our own expense. If we increase our planned expenditures or undertake those activities at our own expense, we may be required to raise additional capital which may not be available on acceptable terms.
     Any development or commercialization collaborations we have entered into or may enter into with pharmaceutical or biotechnology companies, including our research collaboration agreement with Novartis, are or will be subject to a number of risks, including:
•	collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect to terminate or not to renew research and development programs;

•	collaborators may delay, underfund or stop product development, including clinical trials or abandon a product candidate, repeat or conduct new clinical trials or require the development of a new formulation of a product candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or resulting in significant legal proceedings.
Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.
     Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we and our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control distribution and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and, if approved, will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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
     The collaboration agreement we entered into with Novartis in October 2003, as amended in May 2005, provides Novartis with an exclusive option to our discoveries, with limited exceptions, for three year periods ending October 2006 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). The collaboration agreement provides Novartis with the unilateral right to terminate or extend the collaboration at the end of the respective three year periods. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with 60 days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.
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
     Since our inception, we have acquired three product candidates through in-licensing, two of which remain in development. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these products or product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. We may need to expand existing capabilities and add new functions, leading to unexpected difficulties and delays. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.
If we do not maintain or increase our sales of Perfan® I.V. in Europe, our operating losses will increase.
     Our current product sales revenue is derived solely from European sales of Perfan® I.V. and we recorded $3.3 million in sales of this product in 2004. For the nine months ended September 30, 2005, our sales declined compared to the same period in 2004. The revenue we receive on sales of Perfan® I.V. currently exceeds our costs associated with having it manufactured and sold. The sales of Perfan® I.V. fund our European sales efforts and help offset a small portion of the costs we incur to develop our product candidates. We believe that our sales and marketing efforts in Europe will, at most, lead to only modest increases in Perfan® I.V. sales. Our sales may decline over time due to the lack of patent protection for Perfan® I.V., competition from other drugs sold for the same condition as Perfan® I.V., some of which sell for significantly lower prices, and changes in foreign exchange rates. If we do not maintain or increase our sales of Perfan® I.V. in Europe, our operating losses will increase. As a result of our termination of development of enoximone capsules, we may elect to sell or discontinue our European sales program, depriving us of potential revenues and commercialization and sales experience and contacts which could otherwise augment our efforts to successfully launch the commercial sale of any of our product candidates that receive regulatory approval.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
     The development, manufacturing, distribution, pricing, advertising, promotion, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 100 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and the corresponding audit of that assessment by our independent registered public accounting firm, we identified significant deficiencies in our internal controls over financial reporting. Although none of these deficiencies were determined to be a “material weakness” as defined by the Public Company Accounting Oversight Board, we cannot assure you that we will not find material weaknesses in the future. We also cannot assure that we could correct any such weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
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
     Our research and development activities involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials including tritium and phosphorus-32 and biological materials including human tissue samples that have the potential to transmit diseases. Our operations also produce hazardous waste and our use and production of hazardous waste have increased in recent periods and are expected to increase further in future periods as the scale of our research and development activities grow. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. Although we currently carry a $2.0 million pollution and remediation insurance policy, we cannot assure that this would be sufficient to cover our potential liability if we experienced a loss or that such insurance will continue to be available to us in the future on commercially reasonable terms, if at all.
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
     We sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our operations and financial results could be limited or disrupted by any of the following:
•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls, including price controls, and changes in regulatory requirements;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory approvals of products in a timely manner, if at all;

•	import and export license requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	business interruptions resulting from geo-political actions, including war and terrorism;

•	difficulties complying with foreign tax, employment, immigration and labor laws;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties in staffing and managing international operations; and

•	slower collection experience outside the United States.
Currency fluctuations may negatively affect our financial condition.
     We sell Perfan® I.V. in Europe and incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Exchange rate fluctuations may adversely affect our revenues, results of operations, financial position and cash flows. If we are successful in establishing additional international sales, these sales may also be denominated in foreign currency and hence subject to volatility due to changes in foreign exchange rates.
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

     Actelion, Ltd. received FDA approval in December 2001 for bosentan (Tracleer®), an ERA for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil (Remodulin®) for the treatment of PAH. In addition, Schering AG and CoTherix, Inc. market iloprost (Ventavis®) for the treatment of PAH and GlaxoSmithKline plc markets epoprostenol (Flolan®) for the treatment of PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan (Thelin(™), an ETA selective ERA which has demonstrated efficacy in a Phase 3 study and may be approved for the treatment of PAH earlier than ambrisentan. Pfizer, Inc. received approval for the use of sildenafil (Revatio®) for the treatment of PAH in the United States and Europe, and if ambrisentan is approved, sildenafil is likely to be a major competitor. ICOS Corporation and Eli Lilly and Co. have initiated a clinical trials to evaluate oral tadalafil (Cialis®) for the treatment of PAH. Recently, a published case report indicated that a single PAH patient responded to treatment with Gleevec®, a cancer drug marketed by Novartis. The author of the case report indicated that he and other investigators intend to conduct further studies of the drug in PAH patients. In addition, Predix Pharmaceuticals Holdings, Inc. is in early stages of clinical development of a compound with a novel mechanism of action for the possible treatment of PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Roche, Novartis AG and Speedel Group, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
If approved, our products may face significant price pressures due to competition from similar products.
     It is expected that we could experience pressures on the pricing of our products if approved. Competition from manufacturers of competing drugs and generic drugs is a major challenge in the United States and is increasing internationally. Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (while patent infringement litigation against the generic product is pending) by a generic manufacturer of a generic version of a product, we could lose the major portion of sales of that product in a very short period of time.
     We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. Products that will likely compete with our product candidates are already approved and additional potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA, EMEA and with regulatory authorities in other countries. In addition, there are currently approved products and product candidates under development that could be used “off-label” by physicians to attempt to treat indications for which our product candidates are being investigated. To the extent “off-label” use of an approved drug product is cheaper than a product approved for the indication of use, we may face additional pricing pressures, which could materially and adversely affect our operating results.
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

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for diseases or conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, their market acceptance may be reduced.
Health care reform measures could adversely affect our business.
     The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory efforts aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. There can be no assurance that prevailing market or government controlled prices will be sufficient to generate an acceptable return on our investment in our product candidates.
     Pricing pressures may also increase as the result of the 2003 Medicare Act. In addition, managed care organizations (MCOs) as well as Medicaid and other government agencies continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of MCOs. This may result in MCOs influencing prescription decisions for a larger segment of the population. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible.
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
Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.
     We intend to market or have our products marketed outside of the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. If we enter into a collaboration, we expect that a collaborator may have responsibility to obtain regulatory approvals outside of the United States, and we may depend on such collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other foreign countries or jurisdictions. We and any future collaborators may not be able to file for regulatory approvals and may not receive the approvals required to commercialize our product candidates in any markets.

Ambrisentan’s orphan drug designation may be challenged by competitors or withdrawn by the FDA or the EMEA.
     The FDA has designated ambrisentan for PAH as an orphan drug under the Orphan Drug Act. In addition, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the EMEA, has granted orphan drug designation to ambrisentan for PAH. The United States and European orphan drug designations provide incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives marketing approval for an orphan drug to an exclusive marketing period (seven years in the United States and up to ten years in Europe) for that product.
     Orphan drug designation does not increase the likelihood of eventual regulatory approval for a product candidate, including ambrisentan, and orphan drug designation may be withdrawn by the FDA and the EMEA, or challenged by our competitors, in certain circumstances. In recent years, Congress and the EMEA have considered changes to the orphan drug regulations to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the United States or European orphan drug regulations are amended in this manner, any approved drugs for which we have been granted orphan exclusive marketing rights may face increased competition, which may decrease the amount of revenue we may receive from these products.
     In order to obtain orphan drug marketing registration for ambrisentan in Europe, we expect that the EMEA will require us to demonstrate that ambrisentan is not “similar” to bosentan and, potentially, sitaxsentan, and that ambrisentan meets other criteria. The EMEA’s assessment of similarity is different than the standard used by the FDA. Although we believe that ambrisentan is not similar to bosentan or sitaxsentan and that it meets other criteria for differentiation, the EMEA may consider ambrisentan to be similar, in which case, in order to receive marketing approval in Europe, we would then be required to demonstrate that ambrisentan is “clinically superior” to bosentan and, potentially, sitaxsentan. In this scenario, if we are unable to demonstrate that ambrisentan is clinically superior, ambrisentan would not be approved for marketing in Europe. Even if we are able to demonstrate that ambrisentan is clinically superior, we would be required to share the remaining 10-year orphan exclusivity and compete with the similar approved orphan medicinal product.
Changes in or interpretations of accounting rules and regulations, including recently enacted changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
     Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, SFAS No. 123(R)) and its related implementation guidance in December 2004. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to implement SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005 and we intend to adopt the standard as of January 1, 2006.
     We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. As a result of our implementation of SFAS No. 123(R), our future operating expenses will increase. We rely heavily on stock options to compensate existing employees and attract new employees. We may choose to reduce our reliance on stock options as a compensation tool as a result of the impact of SFAS No. 123(R). If we reduce our use of stock options, it may be more difficult for us to attract, motivate and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses will increase. In addition, our use of cash to compensate employees may increase.
     Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or new interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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
     The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights. Additionally, changes in applicable patent law, including recent Supreme Court and other case law, could impact the interpretation, scope or enforceability of our patents and limit our ability to exclude competitors from entering our markets and utilizing our technology.
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
     Our success depends in part on operating without infringing the proprietary rights of third parties. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our products or product candidates, or our use of a patented product or process, infringes on its patent, it may sue us even if we have received patent protection for our technology. If another party claims we are infringing its technology, we could face a number of issues, including the following:
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
     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	sales of our common stock by us; and

•	sales or distributions of our common stock by our stockholders, including distributions by certain of our principal stockholders to their limited partners, who may in turn sell their shares.
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
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence, and sales of their shares could affect our stock price.
     Our executive officers, directors and principal stockholders, together with their affiliates, currently own approximately 37% of our voting stock, including shares subject to their outstanding options and warrants, and we expect that this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could limit the market value of our common stock.
     The price of our common stock could decline if there are substantial sales or distributions of our common stock by our principal stockholders and management. Sales of these shares area currently subject to a restriction due to our recent sale of equity. After the restricted period expires on December 15, 2005, or sooner if the underwriters agree to waive the restriction on some or all shares, the shares held by our principal shareholders and management will again be available for sale or additional distributions. Sales or distributions of these shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.
     Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of September 30, 2005, options to purchase a total of 3,665,688 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 1,354,370 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, we have 250,000 shares of our common stock reserved for issuance under our 2003 Employee Stock Purchase Plan, approximately 50,000 of which were issued as of September 30, 2005. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,877,134 shares of our common stock, all of which have exercise prices below our current market price.
     Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could gain rights superior to existing stockholders.
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
     As of September 30, 2005, we had an investment portfolio of investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $29.4 million excluding those classified as cash and cash equivalents. Our investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
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
     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of September 30, 2005, we held approximately $19.7 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.
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

Date: November 8, 2005	MYOGEN, INC.
/s/ Joseph L. Turner
Joseph L. Turner
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.