Form 10-K
period 2005-12-31
MYOGEN INC
filed 2006-03-15
CIK 1101052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.
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
Common Stock $.001 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐          Accelerated filer  ☑          Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq National Market) was $117,808,768. All executive officers and directors of the Registrant and all person filing a Schedule 13D with the Securities and Exchange Commission in respect to Registrant’s Common Stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of March 8, 2006 there were 42,175,313 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We believe our advanced understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics provide us with the capability to discover novel therapies, as well as identify, license, acquire and develop products that address serious, debilitating cardiovascular disorders that are not adequately treated with existing therapies.

We have two selective oral endothelin receptor antagonist (ERA) product candidates in late-stage clinical development: ambrisentan, which is in Phase 3 clinical development for the treatment of patients with pulmonary arterial hypertension (PAH), and darusentan, which completed a Phase 2b clinical trial for the treatment of patients with resistant hypertension in August 2005. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets.

On March 3, 2006, we entered into a broad collaboration with GlaxoSmithKline in connection with which we licensed manufacturing, development and commercialization rights for ambrisentan to GlaxoSmithKline in all territories outside of the United States and, simultaneously, received rights to market and distribute Flolan® (epoprostenol sodium) for a three year period in the United States. Flolan® was approved by the FDA in 1995 and is indicated for the long term intravenous treatment of primary pulmonary hyptertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy. We expect to commence distribution and marketing of Flolan® in the second quarter of 2006. We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (Novartis), through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.

Our goal is to create an integrated biopharmaceutical company focused on the discovery, development and commercialization of novel therapies that address the fundamental mechanisms involved in cardiovascular disease, with an initial focus on highly debilitating chronic conditions. Our strategy is to utilize our advanced understanding of the molecular biology and clinical medicine of cardiovascular disease to (i) complete the clinical development of, and obtain regulatory approvals for, ambrisentan and darusentan, (ii) discover and develop novel therapeutics which slow or reverse the progression of cardiovascular disease, and (iii) identify and acquire additional preclinical and clinical-stage compounds. In March 2006, we started to build our commercial capabilities in the United States, initially focused on the PAH market. We plan to further expand our commercial capabilities in targeted markets prior to approval, if any, of our product candidates. We may enter into additional co-promotion or licensing partnerships with larger pharmaceutical or biotechnology companies when necessary to reach selected larger or foreign markets. Similarly, we intend to selectively enter into strategic research and development collaborations with other pharmaceutical or biotechnology companies to advance our research program.

We are a development stage company. We have incurred losses each year since our inception and had an accumulated deficit of $239.2 million as of December 31, 2005. We incurred losses from continuing operations of $64.0 million, $59.0 million and $44.4 million for the years 2005, 2004 and 2003, respectively. Our research and development expenses have historically been much higher than our revenues. Our primary business activities have been focused on the development of enoximone capsules (a program which we discontinued in mid-2005), ambrisentan and darusentan. From inception to December 31, 2005, we have incurred expenses of approximately $96.6 million, $57.8 million and $14.7 million for the development of enoximone capsules, ambrisentan and darusentan, respectively. These expenses represent both clinical development costs and the costs associated with non-clinical support activities such as toxicological testing, manufacturing process development and regulatory consulting services. We also report the costs of product licenses in this category, including our milestone payment obligations associated with the licensing of our product candidates.

Our revenue from continuing operations for 2005 was derived from research and development contracts revenues from our agreement with Novartis signed in October 2003. We expect that our near-term revenues will be derived from research and development contracts revenue from Novartis and the marketing and distribution of Flolan® in the United States, which we expect to commence in the second quarter of 2006. Except with respect to our collaboration relating to histone deacetylase inhibitors (HDACi), our collaboration agreement with Novartis will expire under its terms in October of this year unless renewed by Novartis.

Our on-going development programs for ambrisentan and darusentan will be lengthy and expensive. Even if clinical trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates until the second half of 2007 at the earliest. As a result of these development program expenses and the costs of preparing for the possible commercial launch of ambrisentan and darusentan, we expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect them to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. Our primary source of working capital has been equity financings.

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

We were incorporated in Colorado in June 1996 and we reincorporated in Delaware in May 1998. We operate as a single business segment. Our website address is www.myogen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website, http://www.myogen.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

The Cardiovascular Market

The term cardiovascular disease is used to describe a continuum of clinical conditions resulting primarily from three underlying chronic diseases: atherosclerosis, hypertension and diabetes. These underlying diseases cause permanent damage to the heart, blood vessels and kidneys, leading to progressively debilitating clinical conditions such as chronic heart failure, hypertension, chronic renal disease, heart attack and stroke.

Cardiovascular disease is the second leading cause of death and disability in the United States, accounting for 19% of all hospitalizations in short-stay, non-Federal hospitals and over 58% of total mortality in 2003. The American Heart Association estimates that the total direct and indirect costs of cardiovascular disease in the United States will be approximately $403 billion in 2006, including $50 billion in costs for drugs and related medical durables and $157 billion in hospitalization and nursing home costs. Despite improved treatments and increased awareness of preventative measures, approximately 71 million people in the United States currently suffer from one or more types of cardiovascular disease.

Over the past 25 years, a variety of drug classes such as beta-blockers, calcium channel blockers, diuretics, angiotensin converting enzyme (ACE) inhibitors, endothelin receptor antagonists (ERAs) and angiotensin receptor blockers (ARBs) have been used to treat various cardiovascular diseases. Several of these agents have helped to increase the survival times of patients who suffer from cardiovascular diseases. However, many current therapies do not adequately address the underlying molecular mechanisms of cardiovascular disease. Cardiovascular disease remains progressive in a large portion of patients, many of whom continue to deteriorate even when treated with multiple drugs simultaneously. We believe that recent advances in the understanding of the molecular biology of cardiovascular diseases provide an opportunity to improve on existing therapies and to discover and develop new therapeutics to ameliorate the symptoms and perhaps to slow or reverse the progression of these diseases.

Our Strategy

Our goal is to create an integrated biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics that address the fundamental mechanisms involved in cardiovascular disease, with an initial focus on PAH, resistant hypertension and chronic heart failure. The key elements of our strategy are to:

•	Complete the clinical development of our late-stage clinical compounds. We are currently focused on developing and obtaining regulatory approval for two late-stage product candidates: ambrisentan and darusentan.

•	Develop sales and marketing capabilities. We expect to retain significant commercial rights to our product candidates and plan to develop our own direct sales force focused on targeted geographic markets, including the United States. We also intend to establish co-promotion and licensing arrangements with larger pharmaceutical or biotechnology firms to address selected larger or foreign markets. We recently entered into a broad collaboration with GlaxoSmithKline in PAH to accelerate the development of our commercial capabilities.

•	Discover and develop novel therapeutics for the treatment of cardiovascular diseases. We will continue to focus our target and drug discovery research programs and our collaborations on discovering and developing disease-modifying therapeutics for cardiovascular disease. We entered into a research collaboration with Novartis to support these programs.

•	Establish and build upon strategic collaborations. We intend to continue to complement our internal capabilities by establishing and building upon collaborations with pharmaceutical and biotechnology companies, such as GlaxoSmithKline and Novartis, that improve our ability to move new compounds into the clinic and new products into the marketplace.

•	Acquire additional product candidates. We intend to pursue attractive development-stage compounds through acquisition or in-licensing. We believe our expertise in cardiovascular medicine and understanding of the biological pathways associated with cardiovascular disorders makes us an attractive partner for companies seeking to out-license or divest product candidates.

Our Product Portfolio

Our staff and collaborators, along with our academic founders, Dr. Michael Bristow, Dr. Leslie Leinwand and Dr. Eric Olson, have made significant contributions to defining the molecular bases of cardiovascular disease and improving its treatment. We believe that our expertise enables us to discover and develop therapies that address cardiovascular disease and underlying disorders, evaluate and in-license product candidates and guide our clinical development efforts. We are currently developing two product candidates for distinct cardiovascular conditions and have sublicensed our rights to market another product in Europe. In addition, we expect to begin marketing and distributing Flolan® in the United States in the second quarter of 2006.

Flolan® (epoprostenol sodium)

We have the exclusive right to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period beginning after we commence certain commercial activities. Flolan® was approved by the FDA in 1995 and is indicated for the long term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy. We have started to expand our commercial infrastructure in anticipation of our distribution of Flolan® and commencement of related sales and marketing activities beginning in the second quarter of 2006. We do not expect to generate significant profit, if any, from our marketing and distribution of Flolan®. Rather, we believe that the Flolan® distribution arrangement with GlaxoSmithKline will allow us to offset a portion of the cost associated with the initial expansion of our sales and marketing operations. In addition, we expect that the arrangement will allow us to obtain marketing and field selling expertise and recognition in PAH in the United States, well in advance of the potential launch of ambrisentan, and expand our understanding of customer needs, reimbursement opportunities and PAH market dynamics in general.

Selective Oral Endothelin Receptor Antagonists: Ambrisentan and Darusentan

Ambrisentan and darusentan are orally administered members of a class of therapeutic agents known as endothelin receptor antagonists, or ERAs. Endothelin is a small peptide hormone that is believed to play a critical role in the control of blood flow and cell growth. Elevated endothelin blood levels are associated with several cardiovascular disease conditions, including PAH, chronic kidney disease, hypertension, chronic heart failure, stroke and restenosis of arteries after balloon angioplasty or stent implantation. Therefore, many scientists believe that agents that block the detrimental effects of endothelin may provide significant benefits in the treatment of these conditions.

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

We believe an opportunity exists for ERAs that bind selectively to the ETA receptor in preference to the ETB receptor. Such selective ETA antagonists may block the negative effects of endothelin by preventing the harmful effects of vasoconstriction and cell proliferation, while preserving the beneficial effects of the ETB receptor. We believe that the potential clinical benefits of selective ETA antagonists may position these compounds as the treatment of choice for PAH, resistant hypertension and potentially other cardiovascular disorders.

Ambrisentan and darusentan are ERAs that have demonstrated selectivity for the ETA receptor in preclinical studies. The compounds demonstrate high potency, high bioavailability and half-lives that we believe may be suitable for once daily dosing. We believe our ERAs may offer significant advantages over other ERAs, including greater selectivity and potency and enhanced and more durable efficacy, safety and ease of use (alone or in combination with other therapies).

Endothelin appears to be involved in the progression of several other conditions, including chronic heart failure, chronic renal disease, other forms of pulmonary hypertension and certain forms of cancer. We believe that ETA-selective ERAs, such as ambrisentan or darusentan, could have therapeutic potential in some of these conditions and we are currently evaluating whether to pursue any of these additional conditions.

Ambrisentan

PAH is a highly debilitating disease characterized by severe constriction of the blood vessels in the lungs leading to very high pulmonary arterial pressures. These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated. PAH can occur with no known underlying cause, or it can occur secondary to diseases like scleroderma (an autoimmune disease of the connective tissues), cirrhosis of the liver, congenital heart defects and HIV infection. Patients with PAH suffer from extreme shortness of breath as the heart struggles to pump against these high pressures causing such patients to ultimately die of heart failure. PAH afflicts approximately 200,000 patients in the United States and the European Union.

Mild to moderate PAH is currently treated with calcium channel blockers, diuretics and anticoagulants. As patients advance into more severe stages of disease, moderate to severe PAH, they are typically treated with one or more of the following medications: intravenous, subcutaneous or inhaled prostacyclin analogs; phosphodiesterase-5 inhibitors (PDE-5 inhibitors); and ERAs.

Ambrisentan is being developed as an oral therapy for patients with PAH. We completed a Phase 2 clinical trial of ambrisentan in September 2003 and ARIES-2, one of our two pivotal Phase 3 trials of ambrisentan, in December 2005. In addition, we completed patient enrollment in ARIES-1, our other pivotal Phase 3 trial of ambrisentan, on November 30, 2005 and expect to report top line results from the trial in April 2006. Ambrisentan has been granted orphan drug designation for the treatment of PAH in both the United States and the European Union.

To date, the results of our clinical studies of ambrisentan have indicated that ambrisentan may provide some or all of the following benefits to PAH patients:

•	Improvement in exercise capacity that is significant, early in onset and durable;

•	Significant improvement in time to clinical worsening;

•	Comparable benefit in exercise capacity in patients with WHO functional class II and class III symptoms;

•	An apparent survival benefit when compared with predicted survival based on the National Institutes of Health Registry formula;

•	Effectiveness with once-daily dosing and the potential for dose flexibility;

•	Low incidence and severity of liver function test abnormalities at all doses tested;

•	Potential utility in resuming endothelin receptor antagonist (ERA) treatment in patients who have discontinued treatment with the alternative ERAs, bosentan or sitaxsentan, or both, due to liver function abnormalities; and

•	No apparent drug-drug interactions with warfarin-type anticoagulants or sildenafil, a PDE-5 inhibitor.

Based on results to date and the properties of ambrisentan, we believe that, if ambrisentan is ultimately approved, it may offer significant clinical benefit to PAH patients not provided by other PAH therapies.

Phase 3 Clinical Trials

We initiated two pivotal Phase 3 trials of ambrisentan, ARIES-1 & -2, in early 2004. We completed patient enrollment in ARIES-2 on July 21, 2005 and reported top line results from the trial in December 2005. In addition, we completed patient enrollment in ARIES-1 on November 30, 2005 and expect to report top line results in April 2006. These trials are randomized, double-blind, placebo-controlled trials of identical design except for the doses of ambrisentan studied and the geographic locations of the investigative sites. Both trials were designed to enroll 186 patients (62 patients per dose group). ARIES-1 will evaluate once-daily doses of 5 mg and 10 mg of ambrisentan. ARIES-2 evaluated once-daily doses of 2.5 mg and 5 mg of ambrisentan. The primary efficacy endpoint of these trials is exercise capacity, measured as the mean change from baseline at 12 weeks in the six-minute walk distance (6MWD) compared to placebo. Secondary endpoints include time to clinical worsening, WHO functional class, the SF-36tm Health Survey, and Borg dyspnea index. ARIES-2 enrolled 192 patients primarily from Europe, while ARIES-1 enrolled 202 patients primarily from the United States. In addition, more than 400 patients continue ambrisentan treatment in long-term trials with maximum exposure of more than three years.

In December 2005, we reported positive top line results from our ARIES-2 trial. The trial met the primary efficacy endpoint of improved exercise capacity, the key secondary endpoint of time to clinical worsening and several other secondary efficacy endpoints. The primary efficacy endpoint of ARIES-2 was the placebo-corrected mean change in 6MWD at week 12 compared to baseline. Results of the trial demonstrated that with once-daily dosing, 5 mg of ambrisentan improved the placebo-corrected mean 6MWD by 59.4 meters (p=0.0002) and 2.5 mg of ambrisentan improved the placebo-corrected mean 6MWD by 32.3 meters (p=0.0219). For the placebo group, the mean 6MWD at week 12 decreased from baseline by 10.1 meters. Improvements in time to clinical worsening compared to placebo were observed for both the 5 mg dose group (p=0.0076) and the 2.5 mg dose group (p=0.0048). Additional results of the trial will be presented at ATS 2006 •  San Diego, the annual International Conference of the American Thoracic Society to be held May 19-24, 2006 at the San Diego Convention Center in San Diego, California.

The trial safety results demonstrated ambrisentan was generally well tolerated. The most frequent adverse event in the ambrisentan group was headache, which occurred in 12.7% of patients in the 5 mg dose group and 7.8% in the 2.5 mg dose group, compared to 6.2% in the placebo group. No patient treated with ambrisentan developed serum aminotransferase concentrations greater than three-times the upper limit of the normal range, compared to one patient in the placebo group. Ambrisentan had no apparent effect on the activity or dosage of warfarin-type anticoagulants commonly prescribed for patients with PAH.

In March 2004, we initiated a long-term study of patients who have participated in our pivotal Phase 3 clinical trials of ambrisentan (ARIES-E). This study will examine the efficacy and safety of three blinded doses (2.5, 5, or 10 mg) of ambrisentan for a period of at least 24 weeks, followed by a long-term dose adjustment period. Patients who received placebo in the Phase 3 studies will receive one of three doses of ambrisentan.

Phase 2 Clinical Trials

In September 2003, we completed a randomized, double-blind, multi-center, dose-ranging Phase 2 study evaluating the effect of ambrisentan on exercise capacity of patients with mild to moderate PAH. Exercise capacity was the primary efficacy endpoint and was measured as the change from baseline in the six-minute walk test distance after 12 weeks of treatment. The secondary endpoints were World Health Organization (WHO) functional class, Borg dyspnea index, Patient Global Assessment, and time to clinical worsening, which are tests used by physicians to assess the severity of PAH. Cardiopulmonary hemodynamics (blood pressures and blood flow in the heart and lungs) were evaluated in a subset of patients.

A total of 64 patients were randomized to one of four ambrisentan dose groups (1, 2.5, 5 or 10 milligrams). Doses were administered orally, once-daily for 12 weeks. After 12 weeks of treatment, patients were allowed to enter an optional 12-week open-label extension period of the study where dose adjustment was allowed. This open-label extension period was followed by an optional long-term open-label safety study that is still ongoing. A total of 54 patients enrolled in the open-label study and, as of March 8, 2006,

42 patients continued to participate in the study and receive ambrisentan therapy. The results of these Phase 2 trials have demonstrated, among other things, a statistically significant, clinically meaningful and durable increase in exercise capacity as measured by the six-minute walk test for all ambrisentan dose groups tested.

Abnormal liver function test (LFT) results that are indicative of potential liver toxicity have previously been reported as complications in trials of other ERAs. LFT abnormalities were defined in our Phase 2 study as a confirmed serum aminotransferase level greater than three times the upper limit of the normal range. During the 12-week blinded treatment period of the Phase 2 trial, one patient was taken off ambrisentan due to an abnormally high LFT result (in excess of eight times the upper limit of the normal range). After halting treatment, the patient’s serum aminotransferase level returned to a normal level without apparent adverse effects on the patient’s health. During the second 12-week open-label extension period, another patient had their dose of ambrisentan reduced due to a confirmed abnormally high LFT result (in excess of three times the upper limit of the normal range). Two additional patients had LFT results that fluctuated above the normal range during the open-label extension period, and on one occasion each had an initial LFT result that was marginally above the threshold of three times the upper limit of the normal range, but upon repeat testing, the results were below the threshold. Detailed results of this trial were published in the August 2005 issue of the Journal of the American College of Cardiology by Dr. Nazzareno Galié et. al.

In February 2006, we announced positive top line results of the AMB-222 study, an open-label study of ambrisentan in patients with PAH who have previously discontinued bosentan and/or sitaxsentan treatment due to liver function abnormalities. The primary endpoint of the trial was the incidence of serum aminotransferase concentrations greater than 3xULN during the 12-week evaluation period that resulted in discontinuation of drug. None of the 36 patients enrolled in the study had a recurrence of liver function abnormalities that resulted in discontinuation of ambrisentan during the initial 12-week evaluation period. One patient had a transient serum aminotransferase test result greater than three-times the upper limit of the normal range (3xULN) at week 12 that resulted in dose reduction from 5 mg to 2.5 mg ambrisentan. This patient remains on ambrisentan therapy and has not had a recurrence of serum aminotransferases greater than 3xULN. Patients have continued to receive ambrisentan therapy for periods up to 10 months (mean exposure of 6 months) and no further occurrence of serum aminotransferase concentrations greater than 3xULN has been observed. Of the 36 patients enrolled in the study, 31 (86%) had discontinued bosentan, 2 (6%) had discontinued sitaxsentan and 3 (8%) had discontinued both bosentan and sitaxsentan, sequentially, due to serum aminotransferase abnormalities. Also, 17 (47%) of the patients were receiving concomitant sildenafil therapy.

Phase 1 Drug — drug Interaction Studies

We recently completed a Phase 1 study examining the potential for drug-drug interactions between ambrisentan and sildenafil. The study results demonstrated that multiple doses of ambrisentan had no significant interaction with sildenafil. Similarly, multiple doses of sildenafil did not alter the pharmacokinetics of ambrisentan. In addition, we recently completed a Phase 1 study examining the potential for drug-drug interactions between ambrisentan and warfarin. The study results demonstrated that multiple doses of ambrisentan had no significant effect on prothrombin time, international normalized ratio (INR) and/or the pharmacokinetics of warfarin. Full results of these studies will be submitted for presentation at future scientific conferences.

Long Term LFT Data

To date, the incidence of confirmed serum aminotransferase test results greater than three times the upper limit of the normal range (3xULN) in ARIES-E and our Phase 2 extension trial remains less than 1% in the aggregate.

Darusentan

Hypertension affects approximately 65 million individuals in the United States and approximately one billion worldwide. In the United States, approximately 60% of these individuals are diagnosed and prescribed anti-hypertensive therapy (e.g., diuretics, ACE inhibitors, angiotensin receptor blockers, beta-blockers, calcium channel blockers, central alpha receptor agonists, peripheral alpha antagonists and vasodilators). Nonetheless, an estimated 10% to 30% of treated patients remain at risk for serious cardiovascular and renal complications because they are unable to achieve blood pressures within the recommended ranges despite taking multiple anti-hypertensive medications on a daily basis.

The “Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation and Treatment of High Blood Pressure” (JNC7), issued in May 2003, has focused attention on this problem and defines resistant hypertension as “the failure to achieve goal blood pressure in patients who are adhering to full doses of an appropriate three-drug regimen that includes a diuretic.” According to JNC7, a systolic blood pressure of less than 140 mmHg and a diastolic blood pressure of less than 90 mmHg are recommended for patients with hypertension and no other serious conditions. For patients with diabetes or chronic renal disease, target systolic and diastolic blood pressures are more stringent — a systolic blood pressure goal of less than 130 mmHg and a diastolic blood pressure goal of less than 80 mmHg.

We believe there is a significant need for a therapeutic agent that, when used in combination with currently available medications, is capable of lowering blood pressure in patients with resistant hypertension. In addition, we believe this need cannot be adequately addressed simply by improving compliance or optimizing dosages of existing anti-hypertensive medications, but instead requires innovative new drugs with new mechanisms of action.

As an ERA, darusentan acts through a different mechanism of action than existing anti-hypertensive therapies. It also demonstrates high potency, high bioavailability and a half-life that we believe is suitable for once-daily dosing.

Recent Phase 2b Clinical Trial of Darusentan

In July 2004, we initiated a Phase 2b randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of darusentan in patients with resistant hypertension. Patients were eligible for enrollment in this trial if they had a systolic blood pressure greater than or equal to 140 mmHg despite treatment with full doses of three anti-hypertensive medications, one of which was a diuretic, and no other serious conditions. For patients with diabetes or chronic renal disease, the systolic blood pressure inclusion criteria was lower, namely a systolic blood pressure greater than 130 mmHg. A total of 115 patients were randomized to darusentan or placebo at approximately 30 investigative sites in the United States. Patients underwent forced titration every two weeks through 10, 50, 100 and 150 mg of darusentan or placebo until the target dose of 300 mg once daily was achieved. The treatment period was ten weeks followed by a two week drug withdrawal period.

On August 18, 2005, we reported positive top line results of the trial. The trial results achieved the primary endpoint and demonstrated that 300 mg of darusentan dosed once daily provided statistically significant, placebo-corrected reductions of 11.5 mmHg (p=0.015) in systolic blood pressure and 6.3 mmHg (p=0.004) in diastolic blood pressure. Clinically meaningful reductions in systolic and diastolic blood pressure were also observed at earlier time points, at lower doses and in the subset of patients being treated with full doses of four or more anti-hypertensive medications, one of which was a diuretic. Trial results demonstrated darusentan was generally well tolerated. The most common adverse event was peripheral edema. There were no observed serum aminotransferase concentrations above two times the upper limit of the normal range. Previous clinical trials with other ERAs in patients with hypertension demonstrated dose-dependent increases in serum aminotransferase concentrations, requiring withdrawal of therapy for safety reasons.

Phase 3 Clinical Development Program

Based on the results of the Phase 2b trial, we expect to initiate the darusentan Phase 3 clinical program for the treatment of resistant hypertension in 2006. The expected designs of the first two trials are described below. We expect to initiate the DAR-311 trial in the second quarter of 2006 and the DAR-312 trial in the second half of 2006. Upon completion of the initial 14-week assessment periods, patients will be eligible to enroll in a long-term safety study. Patients enrolled in the two long-term studies will be treated and followed for safety for at least six months with a mean exposure expected to be in excess of one year. We also expect that we will undertake additional studies, including additional Phase 3 and Phase 4 studies, in this indication for commercial support and/or regulatory approval.

•	DAR-311. The primary objective of this Phase 3 randomized, double-blind, placebo-controlled parallel group trial is to determine if darusentan is effective in reducing systolic blood pressure in resistant hypertension patients currently treated with full doses of four or more antihypertensive medications, one of which is a diuretic. Patients are eligible for enrollment in this trial if they have a systolic blood pressure greater than or equal to 140 mmHg and no other compelling conditions. For patients with diabetes or chronic kidney disease, the blood pressure inclusion criterion is a systolic blood pressure greater than 130 mmHg. Approximately 352 patients will be randomized to one of three doses of darusentan (50, 100, or 300 mg qd) versus placebo in a ratio of 7:7:7:11. The treatment period for the trial is 14 weeks. The primary endpoint of the trial is change from baseline to week 14 in trough sitting systolic blood pressure as compared to placebo.

•	DAR-312. The primary objective of this Phase 3 randomized, double-blind, placebo-controlled trial is to determine if darusentan is effective in reducing systolic blood pressure in patients with resistant hypertension. Patients are eligible for enrollment in this trial if they have a systolic blood pressure greater than or equal to 140 mmHg despite treatment with full doses of three antihypertensive drugs, one of which is a diuretic, and no other compelling conditions. For patients with diabetes or chronic kidney disease, the blood pressure inclusion criterion is a systolic blood pressure greater than 130 mmHg. Approximately 770 patients will be randomized to darusentan, active control (guanfacine, an antihypertensive drug that acts as a central alpha agonist) or placebo, in a 3:3:1 ratio. The treatment period for the trial is 14 weeks. The efficacy analysis of the trial is change from baseline to week 14 in trough sitting systolic blood pressure compared to placebo and then compared to the active control.

Prior Darusentan Hypertension Clinical Results

In 2000, the original sponsor of darusentan evaluated the safety and efficacy of darusentan in 392 patients with moderate hypertension in a Phase 2/3 randomized, double-blind, placebo-controlled, dose-ranging trial. Unlike our Phase 2b trial, this study evaluated darusentan as monotherapy for hypertension and was conducted in a different patient population and under a different protocol. The primary endpoint of the trial was change in sitting diastolic blood pressure after six weeks of treatment. Changes in systolic blood pressure and heart rate were secondary endpoints.

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

Oral Enoximone and Perfan® I.V.

On June 26, 2005, we announced top line results of ESSENTIAL I & II, our two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, we have discontinued funding of the development of enoximone capsules and will dedicate our resources to furthering the development of ambrisentan and darusentan and to our target and drug discovery program.

Perfan® I.V. is the intravenous formulation of enoximone that is commercially available in several European countries and smaller foreign markets. We recorded sales of Perfan® I.V. of $3.2 million in 2005. Additional financial information regarding our sales of Perfan® I.V. by country for each of the past three fiscal years and our concentration of customers can be found in our financial statements beginning on page F-1. The sales are included in discontinued operations, net of income taxes, as a result of the Perfan® I.V. sublicense and sale transactions described below.

As a result of a detailed review of our strategic options, we sold Myogen GmbH, our wholly-owned European subsidiary, and sublicensed our rights to Perfan® I.V. in markets outside North America to Wülfing Holding GmbH in January 2006. The sublicense agreement with Wülfing is subject to the terms of our license agreement with Aventis Pharmaceuticals, Inc. Under the terms of the sale and sublicense agreement with Wülfing, Wülfing paid us approximately $5.0 million in consideration of the transfer to Wülfing of our rights to certain Perfan® trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and our existing inventory of finished Perfan® I.V. The sublicense also obligates Wülfing to pay us royalties based on net sales of Perfan® I.V. outside North America. Such obligations are generally coterminous with our obligations to pay royalties to Aventis under the license agreement. In the event that a registration for Perfan® I.V. is lost or suspended prior to December 31, 2009 in certain specified countries due to regulatory actions by the applicable regulatory authorities and Wülfing is in compliance with its obligations under the sublicense agreement, we are obligated to either reimburse up to an aggregate of $1.5 million to Wülfing or allow Wülfing to offset such amount against future royalty payments.

Under the terms of the stock purchase agreement with Wülfing, Wülfing purchased the outstanding capital stock of Myogen GmbH for an aggregate of approximately $1.1 million, including assumption of an intercompany account payable to us. The stock purchase agreement provides for customary representations and warranties regarding Myogen GmbH. Under the stock purchase agreement, we have agreed to indemnify Wülfing for breaches or inaccuracies of the representations and warranties as well as the payment of any taxes owed by Myogen GmbH through December 31, 2005. Our obligation to indemnify Wülfing for breaches of certain of the representations and warranties is subject to certain limitations and conditions.

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

Through sponsored research programs with these investigators and licensing arrangements with their respective institutions, we have gained intellectual property rights to a series of cardiac molecular targets and signaling systems that we believe are of critical importance in cardiac muscle disease. In addition, our license agreement with the University of Colorado includes access to a human cardiac tissue library consisting of hundreds of failing and non-failing human hearts that we use to discover and validate targets for drug discovery. The rights to new discoveries can be licensed by us pursuant to our agreements with these investigators’ academic institutions, creating a source of novel molecular mechanisms and targets for our drug discovery operations.

We have built a drug discovery research team and infrastructure, which includes a compound library and high-throughput screening robotics. To date, we have advanced several targets through high-throughput screening and have identified a series of promising lead structures. We have established a collaboration agreement with Novartis to advance our drug discovery work.

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

Drug Discovery Strategy

Many patients with chronic heart failure develop an abnormal enlargement of the heart called cardiac hypertrophy. The causes and effects of cardiac hypertrophy have been extensively documented, but the underlying molecular mechanisms that link the molecular signals to cell changes, or cardiac signaling pathways, remain poorly understood.

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

One of the characteristic changes that occur in a failing heart is a change in gene expression wherein fetal genes that were turned off shortly after birth are reactivated in the disease process. Although this response may initially be beneficial to a patient with chronic heart failure, it becomes harmful as the disease progresses. Our scientists and academic collaborators at the University of Colorado and the University of Texas are focused on identifying the set of fetal genes that are reactivated in chronic heart failure, understanding the consequences of their reactivation and discovering the means to control their expression. This work has led to the discovery of several signaling pathways that appear to control the reexpression of fetal genes, down-regulation of adult genes, cardiac hypertrophy and its progression to dilated cardiomyopathy.

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

Sales and Marketing

We expect that we will commence marketing and distributing Flolan® in the United States in the second quarter of 2006. We plan to commercialize Flolan® by building a focused sales and marketing organization. Assuming that we receive regulatory approval for our product candidates, we plan to commercialize them by expanding our sales and marketing organization complemented by co-promotion and licensing arrangements with pharmaceutical or biotechnology partners when necessary to reach larger markets. Our sales and marketing strategy is to:

•	Build direct selling capability. We believe that a small- to moderately- sized sales force will effectively reach the specialists and medical institutions that treat a significant percentage of patients with conditions such as PAH and resistant hypertension. We recently started to build a sales force in the United States to prepare for the marketing and distribution of Flolan®, which we expect to commence in the second quarter of 2006. We expect to increase the size of our sales force in the United States in 2007 to prepare for the launch of ambrisentan if it is ultimately approved.

•	Build an internal marketing and sales support organization. Subsequent to the execution of our collaboration agreements with GlaxoSmithKline in March 2006, we started to build the necessary internal commercial organization to develop and implement product plans and support sales force activities in the United States. We do not expect to build a significant commercial organization outside of the United States in the near future.

•	Establish partnership and co-promotion alliances. We intend to enter into co-promotion and licensing arrangements with pharmaceutical or biotechnology firms when necessary to reach larger markets. For example, we sublicensed our rights to ambrisentan outside of the United States to GlaxoSmithKline and we may explore co-development, co-promotion and geographic licensing arrangements for darusentan in the future.

Licensing Agreements and Collaborations

In October 2001, we entered into a license agreement with Abbott Laboratories, Inc. (Abbott) under which we received an exclusive worldwide license to develop and commercialize ambrisentan. In consideration for the license, we have paid Abbott initial license fees totaling $5.8 million, have paid a milestone fee of $1.5 million upon the initiation of the ARIES trials and have paid an additional $690,000 related to an additional feasibility and evaluation study performed on our behalf. If we successfully develop ambrisentan in PAH, we will be required to make additional milestone payments totaling $4.5 million as well as royalties based on net sales of ambrisentan. If we fail to commercialize ambrisentan in certain markets, Abbott may market the product on its own in the affected countries, paying us a royalty on its sales. We must use reasonable diligence to develop and commercialize ambrisentan and to meet milestones in completing certain clinical work. The agreement is of indefinite term, although either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other. We would be obligated to make additional milestone payments if we develop ambrisentan in additional indications. However, in no event would we be obligated to pay more than $25.5 million in total license and milestone fees excluding royalty obligations.

In June 2003, we entered into a license agreement with Abbott under which we received an exclusive worldwide license from Abbott to develop and commercialize darusentan for all conditions except oncology. In consideration for the license, we paid Abbott initial license fees of $5.0 million and are obligated to make future milestone payments totaling $25.0 million if we successfully commercialize the drug for a single condition. Additional milestone payments would be due if we commercialize darusentan for additional conditions. However, in no event would we be obligated to pay more than $50.0 million in total license and milestone fees. In addition, we will owe royalties based on net sales of darusentan. If we seek a co-promotion arrangement for darusentan in any country or group of countries, Abbott has the right of first negotiation. Abbott also has the option to negotiate to be our exclusive development and commercialization partner for darusentan in Japan, upon terms to be negotiated. If we do not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected countries, paying us a royalty on its sales. We must use reasonable commercial diligence to develop and commercialize darusentan and to meet milestones in completing certain clinical work. The term of the agreement is indefinite, however, either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.

On March 3, 2006, we entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited, a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with Glaxo Group Limited, “GlaxoSmithKline”). Under the terms of the GSK License Agreement, GlaxoSmithKline receives an exclusive sublicense to our rights to ambrisentan for therapeutic uses in humans for the prevention, palliation or treatment of pulmonary arterial hypertension and related etiologies outside of the United States. We received an upfront payment of $20 million and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $80 million in milestone payments. In addition, we will receive tiered royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory with an estimated average royalty percentage in the mid-20’s range, prior to an industry standard step-down of the royalty payable to us after a specified period of time. GlaxoSmithKline will have an option to negotiate an exclusive sublicense for additional therapeutic uses for ambrisentan in the GlaxoSmithKline territory during the term of the GSK License Agreement. We will continue to conduct and bear the expense of all clinical development activities that we currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its pro rata share of external costs associated with such joint development. The parties will form a joint steering committee that will serve as a global oversight committee for the development and commercialization of ambrisentan under the terms of the GSK License Agreement, as well as project and brand committees to ensure coordination and alignment of activities.

Under the terms of the Flolan Distribution Agreement, we will receive exclusive rights to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period beginning after we commence certain distribution and related sales and marketing activities. GlaxoSmithKline will assign to Myogen its rights and responsibilities with respect to Flolan® under certain agreements with specialty pharmacy distributors. To the extent our gross sales of Flolan® in the United States exceed certain predefined targets, the supply price to be paid to GlaxoSmithKline for Flolan® will decrease on a sliding scale. The Flolan Distribution Agreement contains standard termination provisions, including provisions which give GlaxoSmithKline the right to terminate the Flolan Distribution Agreement upon our material breach or for material patient safety issues. We expect to commence distribution and marketing of Flolan® in the second quarter of 2006.

We sold Myogen GmbH, our wholly-owned European subsidiary, and sublicensed our rights to Perfan® I.V., intravenous enoximone, in markets outside North America to Wülfing Holding GmbH in January 2006. The sublicense agreement with Wülfing is subject to the terms of our license agreement to enoximone with Aventis Pharmaceuticals, Inc. (“Aventis”). Under the terms of the sale and sublicense agreement with Wülfing, Wülfing paid us approximately $5.0 million in consideration of the transfer to Wülfing of our rights to certain Perfan® trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and our existing inventory of finished Perfan® I.V. The sublicense also obligates Wülfing to pay us royalties based on net sales of Perfan® I.V. outside North America. Such obligations are generally coterminous with our obligations to pay royalties to Aventis. In the event that a registration for Perfan® I.V. is lost or suspended prior to December 31, 2009 in certain specified countries due to regulatory actions by the applicable regulatory authorities and Wülfing is in compliance with its obligations under the sublicense agreement, we are obligated to either reimburse up to an aggregate of $1.5 million to Wülfing or allow Wülfing to offset such amount against future royalty payments.

We also hold four other license agreements relating to intellectual property and patents. In September 1998, we entered into an exclusive license agreement, with the right to sublicense, with University License Equity Holdings, Inc., (formerly University Technology Corporation), or ULEHI, an affiliate of the University of Colorado, that allows us access to several different patents relating to the treatment of heart failure. This exclusive license may be subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. We must use commercially reasonable efforts to bring one or more products to market and, in order to retain an exclusive license, must meet certain milestones, including providing forecast reports and selling a minimum amount of product. In consideration for the license, we paid ULEHI an initial fee of $5,900, and we are obligated to pay future license maintenance fees of $4,250 per annum, as well as royalties, which are based upon net sales of the licensed products. During 2005, we paid a $12,500 sublicense fee to ULEHI under this agreement. As of December 31, 2003, we incurred a $25,000 sublicense fee to ULEHI under this agreement, which was paid in February 2004. Under this license agreement, we also have the primary responsibility of applying for and maintaining any patent or intellectual property rights. ULEHI may only assume such responsibility in the event that we decide not to do so. We amended this agreement in November 2003 to modify the royalty payment timeline and to include milestone payments for any drugs developed from the licensed technology, up to a maximum of $400,000 in the case of a drug for which an application for marketing approval is filed. This agreement may be terminated by either party upon breach of the agreement, or we may cancel the agreement upon six months notice to ULEHI.

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

In January 2002, we entered into a second Patent and Technology License Agreement, which was amended in February 2004, and related Sponsored Research Agreement with the University. The license grants us exclusive rights, with the right to sublicense, to certain patents and technology relating to cardiac hypertrophy, heart disease, and heart failure, including inventions that arise during the conduct of the sponsored research. The patent and technology license is also subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. In consideration for this license, we paid an initial license fee totaling $35,000 and have an obligation to pay milestone payments potentially totaling $400,000 plus a percentage of sublicense revenue and royalties based upon a percentage of net sales. Provided we maintain the Sponsored Research Agreement, we do not have annual fees on either this license or the 1999 license; otherwise we would be obligated to pay annual fees of $5,000 per year. In addition, we are obligated to reimburse the University for patent expenses. For most products, this agreement will terminate upon the expiration of the last patent to expire, which currently is on February 13, 2021 based on patents issued to date, although this could be extended. There are also provisions that allow termination upon breach of the license, upon insolvency of the licensee, or upon written mutual agreement between Myogen and the University. This license agreement is also subject to the terms of the Sponsored Research Agreement entered into concurrently with the Patent and Technology License Agreement, under which we currently pay $250,000 per annum through March 31, 2007. During 2005, we paid a $31,250 sublicense fee to the University under this agreement. In 2003, we incurred a $162,500 sublicense fee to the University under this agreement which was paid in January 2004.

We continue to maintain a close working relationship with three of our academic founders: Dr. Michael Bristow, professor of cardiology at the University of Colorado Health Sciences Center, Dr. Leslie Leinwand, chairperson of molecular, cellular and developmental biology at the University of Colorado and Dr. Eric Olson, chairman of molecular biology at the University of Texas Southwestern Medical Center. Dr. Bristow currently serves as a member of our Board of Directors and as a scientific advisor to the Company. Dr. Olson serves as an active consultant, frequently visiting our laboratories and collaborating closely both in research areas and in our discussions with larger pharmaceutical firms. In the case of both laboratories, we have an option allowing us to acquire the rights to future cardiovascular discoveries. Both universities were issued shares of our common stock in connection with the execution of certain of our license and related agreements.

In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. We received signing fees totaling $5.0 million from Novartis under the October 2003 collaboration agreement. In addition, the collaboration agreement requires Novartis to provide research funding to us through October 2006. In May 2005, we expanded the collaboration to include our histone deacetylase inhibitor (HDACi) program. The expansion of the collaboration extends research funding with respect to the HDACi program for a minimum of three years and included signing fees. Since October 2003, proceeds received from our collaboration with Novartis have covered, and for 2006 are expected to cover, substantially all of our drug discovery expenses.

The collaboration agreement, as amended in May 2005, provides Novartis with the exclusive option to our discoveries, with limited exceptions, for a three year period ending October 2006 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). Thereafter, the collaboration can be extended by mutual agreement of the parties. The agreement also provides Novartis with the unilateral right to terminate or extend the collaboration at the end of the respective three year periods. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with 60 days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). In addition, the collaboration may be terminated upon breach of applicable licenses, insolvency of either party, mutual written agreement or our sale to a competitor of Novartis. Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.

Upon execution of a license for a product candidate, Novartis is obligated to fund all further development of that product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales if the product is successfully commercialized. To date, Novartis has not licensed any drug targets or compounds under the terms of the collaboration. If Novartis enters into such a license in the future, upon the completion of Phase 2 clinical trials of any product candidates Novartis has licensed from us (with the exception of certain HDACi product candidates), we have the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to our reimbursement of a portion of the development expenses incurred up to that point plus a premium, our agreement to share the future development and marketing expenses, and elimination of the royalty payable to us.

We also intend to selectively enter into additional collaborations with other pharmaceutical or biotechnology companies that allow us to build upon our expertise in heart disease.

Intellectual Property and Market Exclusivity

Ambrisentan, Darusentan and Flolan®

We have exclusively licensed the right to use ambrisentan and darusentan for therapeutic use in humans (except for cancer treatment in the case of darusentan) under certain patent rights owned by Abbott and BASF. These patent rights include issued United States patents and issued European patents having composition of matter claims covering ambrisentan and darusentan as well as methods of use, and combination and process claims. The primary patents covering ambrisentan and darusentan will expire in the fourth quarter of 2014 or in 2015 in the United States and most markets in Europe. We have filed and intend to file additional U.S. and foreign patent applications covering certain formulations and specific methods of using ambrisentan and darusentan. We believe that the claims in such additional patents, if issued, may provide additional limited intellectual property protection through 2015 and beyond. In addition, we believe that ambrisentan and darusentan may be eligible for patent term extension under 35 U.S.C. § 156.

The FDA has designated ambrisentan for PAH an orphan drug under the Orphan Drug Act. In addition, the Commission of the European Communities, with a favorable opinion of the Committee for Orphan Medicinal Products of the EMEA, has granted orphan drug designation to ambrisentan for PAH. The United

States and European orphan drug designations provide incentives to manufacturers to develop and market drugs for rare diseases, generally by entitling the first developer that receives marketing approval for an orphan drug to an exclusive marketing period (seven years in the United States and up to ten years in Europe) for that product. However, a drug that the FDA or EMEA considers to be different from or clinically superior to another approved orphan drug, even though for the same condition, may also obtain approval in the United States or the European Union during the exclusive marketing period. Ambrisentan was also granted Fast Track designation by the FDA on February 15, 2006 for the treatment of PAH in the United States.

Neither orphan drug designation nor fast track designation increases the likelihood of eventual regulatory approval for a product candidate, including ambrisentan, and orphan drug designation may be withdrawn by the FDA and the EMEA, or challenged by our competitors, in certain circumstances. In recent years, Congress and the EMEA have considered changes to the orphan drug regulations to shorten the period of automatic market exclusivity and to grant marketing rights to simultaneous developers of a drug. If the United States or European orphan drug regulations are amended in this manner, any approved drugs for which we have been granted orphan exclusive marketing rights may face increased competition, which may decrease the amount of revenue we may receive from these products.

Flolan’s patent and market exclusivity protection expires in the first half of 2006.

Other Intellectual Property

We have expanded the development of our intellectual property through our drug discovery research program. To date, our research and development program has led to the filing of provisional United States patent applications, a number of which have been converted to United States and Patent Cooperation Treaty applications.

In addition, we have licensed on an exclusive basis from the University of Colorado and the University of Texas Southwestern Medical Center numerous patents and patent applications covering technology for the diagnosis and treatment of heart failure, including issued United States Patents. Furthermore, under our licenses with the universities, and associated sponsored research agreements, we have been granted a right of first refusal to certain future discoveries in the field of heart disease and assumed responsibility for, or have significant input on, the prosecution of existing patent applications and applications covering future discoveries.

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

Several pharmaceutical and biotechnology companies have established themselves in the field of cardiovascular disease. In addition, many universities and private and public research institutes are active in cardiovascular research, some in direct competition with us. We also must compete with these organizations to recruit scientists and clinical development personnel. Significant competitors working on treatments for chronic heart failure, PAH and/or resistant hypertension are Actelion Ltd., Cardiome Pharma Corp., CoTherix, Inc., Encysive Pharmaceuticals, Inc., GlaxoSmithKline plc, InterMune, Inc., Novartis AG, Pfizer Inc., Speedel Group, United Therapeutics Corp., Vasogen Inc., most other major pharmaceutical companies and many other biotechnology and biopharmaceutical firms.

Ambrisentan and Flolan®

The therapies commercially available to treat patients with PAH have increased significantly over the last few years, and there are a number of additional product candidates, including ambrisentan, in late stage clinical development for PAH.

Mild PAH is currently treated with calcium channel blockers, diuretics and anticoagulants. As patients advance into more severe stages of disease, moderate to severe PAH, therapeutic options traditionally became more invasive. Prior to 2001, only continuous intravenous infusion of prostacyclin, epoprostenol (Flolan®), was available as a treatment for patients with more advanced stages of PAH. In mid-2002, a more stable form of prostacyclin that can be administered via continuous subcutaneous infusion, treprostinil, was approved by the FDA. In late 2004, the FDA approved an intravenous formulation of treprostinil and in December 2004 the FDA approved iloprost, an inhaled form of prostacyclin. United Therapeutics, the sponsor of treprostinil, is currently evaluating an inhaled form of treprostinil in Phase 2 clinical studies. Treprostinil and iloprost are direct competitors to Flolan® and continued market adoption of treprostinil and iloprost may reduce Flolan® sales despite our projected, future sales and marketing efforts. In addition, one or more generic pharmaceutical companies may launch, or attempt to launch, a generic version of Flolan® in the United States subsequent to the expiration of Flolan® patent and market exclusivity protection in the first half of 2006.

A significant therapeutic advance for patients with moderate to severe PAH, took place in December 2001 with the approval of a twice-a-day oral formulation of bosentan, an ERA. Bosentan was demonstrated in clinical trials to improve exercise capacity and time to clinical worsening and has now become first line therapy for patients with Class III PAH.

Pfizer Inc. completed clinical trials for an oral form of sildenafil for the treatment of PAH in 2004 and sildenafil was approved for the treatment of PAH in the United States and the European Union in 2005. In addition, ICOS Corporation and Eli Lilly and Co. are conducting clinical trials of oral tadalafil in PAH. We believe sildenafil and other PDE-5 inhibitors such as tadalafil are likely to become major therapeutics for the treatment of PAH and potential competitors to ambrisentan and other PAH products.

In February 2005, Encysive Pharmaceuticals, Inc. announced preliminary results of its second pivotal Phase 3 trial of oral sitaxsentan for PAH. Like ambrisentan, sitaxsentan is an ETA receptor selective antagonist compound. The top line results of the trial suggest sitaxsentan could also become a competitor to ambrisentan and other PAH products. Regulatory action on Encysive’s application for marketing approval for sitaxsentan in the United States is expected in March 2006.

Darusentan

There are multiple medications in each of several different drug classes (e.g., diuretics, ACE inhibitors, angiotensin receptor blockers, beta-blockers, calcium channel blockers, central alpha receptor agonists, peripheral alpha antagonists and vasodilators) commercially available and widely used to treat hypertension. Darusentan is being developed as a therapeutic agent that we believe could be used in combination with these agents to provide better control of a patient’s high blood pressure.

However, there are multiple ERAs in the clinical development portfolios of pharmaceutical and biotechnology companies. These ERAs may have potential benefits similar to that of darusentan. Encysive Pharmaceuticals recently announced that it has initiated a Phase 2 study of an ERA in resistant hypertension. In addition, Speedel Group announced positive Phase 2 results in 2005 relating to a once daily oral ERA used to treat patients with diabetic renal disease, many of whom are likely to have resistant hypertension. Speedel initiated a Phase 3 study relating to this compound for diabetic renal disease in the second half of 2005. In a potentially competitive development, Novartis is in the late stages of developing aliskiren, a renin inhibitor, for use as monotherapy or in combination with other anti-hypertensives.

Manufacturing

The production of ambrisentan and darusentan employ small molecule organic chemistry procedures standard for the pharmaceutical industry. We plan to continue to outsource manufacturing responsibilities for these and any additional future products, and we intend to select and rely at least initially on a single third party to manufacture each of our product candidates. This manufacturing strategy allows us to direct our financial and managerial resources to the development and commercialization of products rather than to the establishment of a manufacturing infrastructure.

Pursuant to Flolan Distribution Agreement with GlaxoSmithKline, Flolan® will be supplied to us by GlaxoSmithKline in finished form.

Governmental Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and pricing of pharmaceutical products. These agencies and other national, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

Development of a product candidate for commercial marketing generally involves the following:

•	pre-clinical laboratory and animal tests;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to regulatory authorities of an application for commercial marketing approval;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	a thorough review by regulatory authorities and formal marketing approval or disapproval.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our products will be granted on a timely basis, if at all.

In the United States, before the first human clinical trial of a product candidate can begin, we must submit an Investigational New Drug application, or IND, to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the study cannot be initiated until the IND sponsor and the FDA resolve any outstanding concerns. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development . An independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Comparable laws in foreign countries require us to have a Clinical Trial Authorization and Institutional Ethics Committee approval, or similar, before we may enroll patients in our clinical trials for product candidates. In the conduct of human clinical trials, we must comply with federal, state and foreign regulations governing the privacy of medical records and individually identifiable health information, as applicable.

For purposes of New Drug Application, or NDA, approval in the U.S., or approval of comparable foreign applications for marketing of human prescription drug products, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1: The drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: Studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 trial that could, if positive, serve as a pivotal trial in the approval of a drug.

•	Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the product candidate is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites.

Clinical trials are designed and conducted in a variety of ways. A “placebo-controlled” trial is one in which the trial tests the results of a group of patients, referred to as an “arm” of the trial, receiving the product candidate being tested against those of an arm that receives a placebo, which is a substance that the researchers know is not therapeutic in a medical or chemical sense. In a “double-blind” study, neither the researcher nor the patient knows into which arm of the trial the patient has been placed, or whether the patient is receiving the drug or the placebo. “Randomized” means that upon enrollment patients are placed into one arm or the other at random by computer. “Parallel control” trials generally involve studying a patient population that is not exposed to the study medication (i.e., is either on placebo or standard treatment protocols). In such studies experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the study. An “open label” study is one where the researcher and the patient know that the patient is receiving the product candidate. A trial is said to be “pivotal” if it is designed to meet statistical criteria with respect to pre-determined “endpoints,” or clinical objectives, that the sponsor believes, based usually on its interactions with the relevant regulatory authority, will be sufficient for regulatory approval. In most cases, two adequate and well-controlled “pivotal” clinical trials are necessary for approval.

Regulatory authorities, an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDA or foreign regulatory authorities may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. Phase 4 studies, as well as earlier stage human clinical trials, are expected to be posted in public registries, such as clinicaltrials.gov, in order to permit greater public scrutiny of all human clinical trials of products or product candidates.

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement, for approval of a new indication if the product candidate is already approved for another indication. Comparable submissions to foreign regulatory agencies are required in order to seek commercial marketing outside the United States. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. A pre-approval inspection of the proposed manufacturing facility may also be required prior to product approval. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a product candidate is intended to treat a chronic disease, as is the case with the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for ambrisentan or darusentan would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA or foreign approvals are subject to continuing regulation , including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their contractors are required to register their establishments with regulatory agencies and are subject to periodic inspections for compliance with current Good Manufacturing Practices, or cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers in order to ensure that the product meets applicable specifications. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA or foreign regulatory agencies may halt our clinical trials, require us to recall or withdraw a drug from distribution, seize marketed products, impose manufacturing or operating restrictions, withdraw approval of marketing authorization for that drug, and/or seek civil or criminal penalties.

The FDA closely regulates the marketing and promotion of drugs, including through the Prescription Drug Marketing Act. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. The U.S. Department of Health and Human Services and state attorneys general also carefully monitor drug promotional efforts for compliance with fraud and abuse statutes, including the False Claims Act. Various states, such as California, also have their own prescription drug marketing requirements that we will need to comply with. Foreign authorities, in addition to regulating drug promotion, may regulate drug pricing.

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

Steps similar to those in the United States must be undertaken in most other countries comprising the potential markets for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all.

Employees

As of March 8, 2006 we had approximately 110 employees.

ITEM 1A.	RISK FACTORS

Our business faces significant risks.  These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our current reports on Form 8-K.

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

Other than Flolan®, which we expect to commence marketing and distributing in the second quarter of 2006, we do not expect to be able to market any of our product candidates for a number of years. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of operating losses and we may never become profitable.

We have experienced significant operating losses since our inception in 1996. At December 31, 2005, we had an accumulated deficit of $239.2 million. For the years ended December 31, 2005, 2004 and 2003, we had losses from continuing operations of $64.0 million, $59.0 million and $44.4 million, respectively. We do not expect that research and development revenue, which was $7.0 million, $6.6 million and $1.0 million in 2005, 2004 and 2003, respectively, or revenue received from our marketing and distribution of Flolan® will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates and Flolan®. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, preparing for commencement of our marketing and distribution of

Flolan® and launch of our product candidates and expanding our discovery research programs. In 2005, our operations consumed approximately $4.4 million of cash per month, compared to $4.0 million of cash per month in 2004. This rate of cash consumption would have increased by an average of $0.6 million and $0.5 million per month in 2005 and 2004, respectively, had research and development funding not been received. We expect that our monthly cash used by operations will continue to increase for the next several years. Based on current spending projections, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of 2007. We may elect or be required to raise additional capital to complete the development and commercialization of our current product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs or our commercial development activities. We also may be required to:

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

We may experience delays in our clinical development programs that could adversely affect our financial position and our commercial prospects.

With the exception of ARIES-1, we do not know when our current clinical trials will be completed, if at all. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and other drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.

A number of factors may affect the pace of enrollment of our planned Phase 3 trial of darusentan in patients with resistant hypertension, including the relatively small number of patients who meet the strict definition of resistant hypertension as compared to other types of hypertension and other trials which may seek to enroll patients that would otherwise be eligible to participate in our trial, such as the Phase 2 trial being conducted by Encysive Pharmaceuticals, Inc. in patients with resistant hypertension and the Phase 3 clinical trial being conducted by the Speedel Group of a once daily oral ERA in patients with diabetic renal disease. In addition, the entry criteria for one of our expected Phase 3 trials of darusentan are different from the entry criteria used in our Phase 2b trial and will further limit the number of patients eligible to participate in such trial.

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

In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as ARIES-1 and our planned Phase 3 trials of darusentan. It is also possible that we will be required to conduct additional trials beyond those currently envisioned, due to changing regulatory requirements or in response to the results of other clinical trials. Such additional trials could substantially delay the possible launch of our products, adversely affecting our financial position and increasing the risk inherent in our programs.

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

The product candidates we are currently developing, ambrisentan and darusentan, are in-licensed from another pharmaceutical company. Many of the preclinical studies and some of the clinical studies on these product candidates were conducted by other companies before we in-licensed the product candidates. In addition, the studies were conducted when regulatory requirements were different from today. We would incur unanticipated costs and experience delays if we were required to repeat some or all of those studies. Even if the previous studies are acceptable to regulatory authorities, we may have to spend additional time analyzing and presenting the results of the studies. Problems with or safety concerns relating to the previous studies, including prior clinical studies of our product candidates in indications other than PAH and resistant hypertension, could cause our regulatory applications to be delayed or rejected, particularly if we are required to conduct additional clinical studies.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

Other than Flolan®, which we expect to market and distribute beginning in the second quarter of 2006, our current product candidates, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.

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

Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Top line results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials, as was the case with our discontinued product candidate, enoximone capsules.

A number of other pharmaceutical and biotechnology companies have suffered significant setbacks in advanced hypertension clinical trials, even after achieving positive results in earlier trials. In prior clinical trials of certain anti-hypertensive product candidates, including our recent Phase 2b trial of darusentan, positive placebo effects were observed. There can be no assurance that we will not observe significant placebo effects in connection with our current trials of ambrisentan or our planned trials of darusentan. If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. In addition, it is possible that our product candidates will not be approved for marketing in the United States or markets outside of the United States if they fail to show a clinically significant benefit compared to one or more active comparator drugs.

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

There can be no assurance that our Phase 3 clinical development program for darusentan will be acceptable to the FDA, EMEA or other similar agencies for regulatory approval of the compound.

We are developing darusentan for a novel indication and there is no clear precedent established for the clinical development or the regulatory requirements for approvability of this drug. In October 2005, we participated in an End-of-Phase 2 meeting with the FDA regarding our proposed Phase 3 clinical development program. Since that time, we have continued discussions with the FDA regarding future development of darusentan. We expect to initiate the first of our pivotal Phase 3 clinical trials in the second quarter of 2006 and a second pivotal Phase 3 clinical trial in the second half of 2006. Over the next several months, we also expect to continue discussions regarding our Phase 3 clinical development program for darusentan with the FDA and begin discussions with the European Medicines Agency (EMEA). It is possible that these discussions could lead to the need to add additional Phase 3 or Phase 4 clinical trials to the program as a condition of approval.

Even if the data collected from the preclinical studies and clinical trials of darusentan, including our planned Phase 3 trials, is positive, it may not be sufficient to support FDA, EMEA or other regulatory approval. In addition, we may elect or be required to modify our Phase 3 clinical development plan. Any decision to modify the development plan could delay the development of, and increase the cost of developing, darusentan.

Our Phase 3 clinical trial designs for darusentan differ from the design of our prior Phase 2b trial of darusentan.

We have designed two pivotal trials of darusentan in patients with resistant hypertension. The designs of these clinical trials differ from the design of our prior Phase 2b trial of darusentan in patients with resistant hypertension in material respects. Accordingly, the results of prior studies of darusentan in hypertension, including our Phase 2b study of darusentan in patients with resistant hypertension, are not necessarily predictive of future clinical trial results, including the results of our Phase 3 studies of darusentan.

In particular, we expect that one of the two pivotal trials of darusentan will evaluate the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of four anti-hypertensive medications, one of which is a diuretic. Our Phase 2b clinical trial of darusentan evaluated the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of three anti-hypertensive medications, one of which was a diuretic. There can be no assurance that darusentan will be effective compared to placebo in reducing the systolic blood pressure of patients on full doses of four anti-hypertensive medications or that darusentan will exhibit similar or greater efficacy or safety in such a patient population as compared to the patient population studied in our Phase 2b trial.

In addition, we expect that the second pivotal Phase 3 trial of darusentan will evaluate the efficacy and safety of darusentan against placebo and an active comparator drug in patients who have resistant hypertension despite treatment with full doses of three anti-hypertensive medications, one of which is a diuretic. Although the primary endpoint of this trial is nearly identical to the primary endpoint of our Phase 2b trial of darusentan, we have not previously tested darusentan against an active comparator drug and there can be no assurance that darusentan will exhibit equal or greater efficacy or safety than an active comparator drug in this trial. There can be no assurance that the EMEA or other regulatory agencies will agree with the design of this trial, including the active comparator drug, guanfacine, we intend to use in the trial. In addition, there can be no assurance that the FDA, EMEA or other regulatory agencies will approve darusentan if it does not show superior efficacy or safety to one or more active comparator compounds even if it demonstrates efficacy that is superior to placebo.

Even if our products meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them or we may face post-approval problems that require withdrawal of our products from the market.

The FDA, EMEA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	the risk profile of a product candidate (e.g., teratogenicity) may outweigh the potential or perceived benefits of the product candidate;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work.

Any delay in, or failure to receive or maintain, approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate or implementation of stringent risk management programs. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

Abnormal liver function test results have been reported as complications in trials of ERAs.

Abnormal liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported as complications in trials of ERAs. If the results of any of our clinical trials, including the trials relating to ambrisentan and darusentan, indicate abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products. There can be no assurance that the lack of LFT abnormalities seen in ARIES-2 and our darusentan Phase 2b clinical trials will be confirmed by subsequent clinical trial results.

ERAs, including ambrisentan and darusentan, have demonstrated toxicity, including teratogenicity, in animals.

Prior to regulatory approval for a product candidate, we are required to conduct studies of our product candidates on animals to determine if they have the potential to cause toxic effects. The toxicology tests for ambrisentan and darusentan indicated that they both cause birth defects in rabbits and rats. Other toxicology tests indicated that ambrisentan and darusentan caused damage to the testes causing infertility in rats and that ambrisentan had the potential to cause damage to the testes in dogs. We assume that similar toxicities could occur in humans. As a result, we will only seek approval for, and the FDA and EMEA will only consider approving ambrisentan and darusentan for, the treatment of severe diseases such as PAH or resistant hypertension. Approval of our product candidates may be delayed or ultimately blocked by such concerns. Neither ambrisentan nor darusentan should be taken by women who are pregnant, or are capable of getting pregnant and not practicing adequate forms of birth control; however, there can be no assurance that ambrisentan or darusentan will not be taken by such women. Additionally, there can be no assurance that a patient will not exceed the recommended dose of our products and suffer adverse consequences.

ERAs have been shown to increase peripheral edema and cardiovascular adverse events.

Prior clinical trials have indicated that ERAs as a class of drugs may cause peripheral edema (fluid retention) in some patients. In addition, some ERAs have been associated with increased cardiovascular adverse events, including arrhythmia, worsening heart failure, and mortality. For instance, recent Phase 3 studies of atrasentan, an ERA, in patients with metastatic prostatic cancer showed an imbalance in the incidence of arrhythmias, worsening heart failure, and worsening heart failure deaths between patients on placebo and patients receiving atrasentan. In each case, the differences observed with atrasentan were statistically significant. Prior studies of bosentan and enrasentan, both of which are ERAs, in patients with heart failure, have demonstrated trends of increased worsening heart failure. Prior studies of darusentan in patients with heart failure demonstrated small numerical increases in some cardiovascular adverse events, including peripheral edema, atrial arrhythmia, and bradycardia, but not worsening heart failure. There were no clear differences in the number of deaths in the darusentan treatment groups as compared to placebo. None of the above described differences observed with darusentan in heart failure were statistically significant. However, there can be no assurance that future trials will not demonstrate such differences in patients with heart failure.

Based on our review of prior clinical trial data and consultations with cardiovascular experts, we believe that the cardiovascular safety results from clinical studies of darusentan in essential hypertension and resistant hypertension and ambrisentan in PAH have demonstrated a propensity for our product candidates to cause peripheral edema. In these patient populations, however, we have not observed worsening heart failure, arrhythmias or other cardiovascular adverse events other than at levels generally seen in patients receiving placebo. However, ambrisentan and darusentan may cause similar cardiovascular complications. If the results of any of our clinical trials indicate that ambrisentan or darusentan worsen heart failure, cause other cardiovascular adverse events or increase mortality, or if the FDA, EMEA or other regulatory agencies determine that a product candidate may worsen heart failure, cause other cardiovascular adverse events or increase mortality, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products. There can be no assurance that the cardiovascular safety profiles observed in prior studies of our product candidates will be confirmed by subsequent clinical trial results.

If approved, our products may be subject to significant restrictions or we may be subject to stringent post-marketing commitments that could affect our ability to market our products.

The FDA, EMEA and other regulatory agencies will typically require a prominently displayed “black box” warning in the label of any product that may lead to death or serious injury. In addition, the FDA, EMEA and other regulatory agencies may require that such products are marketed subject to risk management programs, including distribution through a “closed” distribution system. Closed distribution systems seek to manage the post-marketing risk of an approved medication through: (i) limited access through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; (vi) an ongoing comprehensive program to monitor, collect, track, and report adverse event and other safety related information from patients receiving the medication; and (vii) distribution of a medication guide to patients that addresses concerns about possible adverse events and the actions patients should take to avoid them.

Ambrisentan and darusentan belong to a class of drugs called endothelin receptor antagonists (ERAs), which may cause damage to the liver, testes and fetus and which may cause cardiovascular adverse events. Bosentan, a product of Actelion, Inc., also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required Actelion to include a black box warning in its label and to distribute bosentan via a closed distribution system. Since ambrisentan and darusentan belong to the same class of drugs as bosentan, we expect that the FDA, EMEA and other regulatory agencies may require us to include black box warnings in ambrisentan’s and darusentan’s labels.

Flolan® is distributed through a closed distribution system, which we expect will limit our flexibility in addressing market needs. In addition, we may elect or be required to distribute our product candidates through a closed distribution system that would increase distribution costs and make patient access and reimbursement more difficult. Currently, at least one such closed distribution system has been patented and there can be no assurance that we will be able to license the rights to this system. Development of a proprietary system may be time consuming and costly.

We may elect or be required to conduct larger or additional studies of our products or product candidates in order to increase the likelihood that any drug related adverse effects, such as worsening heart failure, are detected in the relevant patient populations. Such studies may be conducted prior to or after regulatory approval and would increase the cost of developing our product candidates.

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

Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for a significant time, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, an ERA, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available in the United States since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. has received approval to market sildenafil for the treatment of PAH in the United States and Europe. The approval and market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA-selective ERA like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of recent pivotal Phase 3 clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and is likely to be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA-selective ERAs in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including

Actelion, Merck, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.

Our attempts to distribute Flolan® or to increase future sales of Flolan® may be unsuccessful.

Prior to commencing the marketing and distribution of Flolan®in the United States, we must complete a number of regulatory and commercial requirements, including obtaining licenses to dispense a prescription pharmaceutical product in certain states. There can be no assurance that we will commence distributing Flolan® in the second quarter or at all. We may not be able to maintain or increase historical levels of Flolan® sales in the United States as a result of, among other things, competition from other products or one or more generic epoprostenol sodium product introductions. If we do not maintain or increase Flolan® sales in the United States, our operating loss will increase.

If we become subject to product liability claims, the damages may exceed our insurance.

It is impossible to predict from the results of animal studies all the potential adverse effects that a product candidate may have in humans. We face the risk that the use of Flolan® and our product candidates in humans will result in adverse effects. If we complete clinical testing for our product candidates and receive regulatory approval to market our products, we will label our products with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot assure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale.

Flolan® was approved by the FDA in 1995 and is indicated for the long term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy. Use of Flolan® is contraindicated in patients with congestive heart failure due to severe left ventricular systolic dysfunction. Flolan® should not be used in patients who develop pulmonary edema during dose initiation. Flolan® is also contraindicated in patients with known hypersensitivity to the drug or structurally-related compounds. Flolan® should be used only by clinicians experienced in the diagnosis and treatment of pulmonary hypertension. The diagnosis of PPH or PH/SSD should be carefully established.

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

If a patient suffers harm from one of our products or product candidates or a child is born with a birth defect resulting from one of our products or product candidates, we may be subject to product liability claims that exceed any insurance coverage that may be in effect at the time.

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

We have obtained liability insurance of $10 million for our product candidates in clinical trials. The recently completed agreement with GlaxoSmithKline obligates us to substantially increase this coverage, but there can be no assurance that the additional coverage will be available at an acceptable price or at all. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage on commercially reasonable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a successful claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to renew or increase our insurance on reasonable terms, if at all.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

We have limited experience in sales, marketing and distribution. To directly market and distribute any products, including Flolan®, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We recently started to build a focused sales force in the United States to prepare for the marketing and distribution of Flolan®, which we expect to commence in the second quarter of 2006. We expect to increase the size of our initial sales force in the United States in 2007 to prepare for the launch of ambrisentan if it is ultimately approved. For some market opportunities, we have or may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the potential commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. For example, GlaxoSmithKline may not be successful in commercializing ambrisentan outside of the United States if it is ultimately approved. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels. For example, we may experience unanticipated costs and risks associated with our recently-signed agreement to distribute and promote Flolan®, and our revenues from Flolan® are not expected to be adequate to yield an acceptable return or we may incur a loss on this business.

Since we will rely on third-party manufacturers, we may be unable to control the availability or cost of producing our products.

There can be no assurance that Flolan® or our product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Although there are several potential manufacturers capable of manufacturing our product candidates in both bulk and finished form, we intend to select and rely at least initially on a single third-party to manufacture the bulk drug and another single third-party to manufacture the drug product for each of our product candidates. In addition, GlaxoSmithKline is responsible for the manufacture of Flolan® and relies on a single third-party to manufacture the active pharmaceutical ingredient required for Flolan®. Establishing a replacement source for any of our products could require at least 12 months and significant additional expense. We or GlaxoSmithKline could be required to expand relationships with manufacturers we have used in the past or establish new relationships with different third-party manufacturers for our products. We may not be able to contract for manufacturing capabilities on acceptable terms, if at all. Furthermore, GlaxoSmithKline or third-party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our products. Any such failure could delay or prevent us from receiving regulatory approvals or marketing our products, or could require us to recall or withdraw our products from the market if they are approved and marketed. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.

Our third-party manufacturers and their manufacturing facilities and processes are subject to regulatory review, which may delay or disrupt our development and commercialization efforts.

Third-party manufacturers of our products or product candidates must ensure that all of the facilities, processes, methods and equipment are compliant with the current Good Manufacturing Practices (cGMPs) and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMPs requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of our products or product candidates. If they fail to comply with these requirements, we also may be required to curtail the marketing and distribution of Flolan® in the United States or clinical trials of our product candidates, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them, or may be required to recall or withdraw from the market any affected approved and marketed products.

Due to our reliance on contract research organizations and other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials.

We rely primarily on third parties to conduct our clinical trials, including those for ambrisentan and darusentan. In addition, in certain countries outside of the United States, we rely on third parties to interact on our behalf with applicable regulatory authorities. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Errors or omissions by third party providers may also create errors in publicly reported results, forcing us to revise our previous disclosures or having other adverse effects on our business or stock price. For example, the top line results originally announced for our darusentan Phase 2b trial included an error that had to be subsequently corrected. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner, at an acceptable cost and in the timeframe anticipated.

If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay product development and commercialization and increase our expenditures.

Prior to March 3, 2006, our collaborations were solely with academic scientists and institutions for basic scientific research and with Novartis relating to targets and compounds identified in our discovery research program. On March 3, 2006, we entered into a broad collaboration with GlaxoSmithKline pursuant to which we licensed manufacturing, development and commercialization rights for ambrisentan to GlaxoSmithKline in all territories outside of the United States and, simultaneously, received the exclusive right to market and distribute Flolan® (epoprostenol sodium) in the United States.

To date, we have not entered into any other collaboration agreements for the development or commercialization of our existing product candidates. We may enter into additional relationships with selected pharmaceutical or biotechnology companies to help develop and commercialize our product candidates. We may not be able to negotiate collaborations with these other companies for the development or commercialization of our product candidates on acceptable terms. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, significantly increase our planned expenditures and undertake development and commercialization activities at our own expense. If we increase our planned expenditures or undertake those activities at our own expense, we may be required to raise additional capital which may not be available on acceptable terms.

Any development or commercialization collaborations we have entered into or may enter into with pharmaceutical or biotechnology companies, including our research collaboration agreement with Novartis and our PAH Collaboration with GlaxoSmithKline, are or will be subject to a number of risks, including:

•	collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect to terminate or not to renew research and development or distribution programs;

•	collaborators may delay, underfund or stop product development, including clinical trials or abandon a product candidate, repeat or conduct new clinical trials or require the development of a new formulation of a product candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or resulting in significant legal proceedings.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.

Once we begin to distribute Flolan®, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of our promotion and marketing of the product. We will be subject to the same or similar regulatory obligations with respect to our product candidates if they are ultimately approved. In addition, we and our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control distribution and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers will typically be required to pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and, if approved, will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

We have devoted and expect to continue to devote significant resources to our discovery research program. For the years ended December 31, 2005, 2004 and 2003, we spent $7.1 million, $5.2 million and $3.3 million, respectively, on our discovery research program. We are obligated under sponsored research agreements to make annual payments of $250,000 to the University of Texas Southwestern Medical Center. However, this program may not succeed in identifying additional therapeutic targets, product candidates or products. If we do not develop new products, or if product candidates developed through our discovery research program do not receive regulatory approval or achieve commercial success, we would have no other way to achieve any meaningful revenue through this program.

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

As a result of our collaboration with GlaxoSmithKline and our expected marketing and distribution of Flolan® in the United States beginning in the second quarter of 2006, we expect to significantly accelerate the expansion of our sales and marketing and administrative operations in the near term. In addition, we expect to continue to expand our research and development, medical and regulatory affairs, and product development operations. Our number of employees and operational spending have increased significantly each year since inception. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage further growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure that (i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

Since our inception, we have acquired three product candidates through in-licensing, two of which remain in development, and one product through a distribution arrangement. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these products or product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. We may need to expand existing capabilities and add new functions, leading to unexpected difficulties and delays. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.

Following the sublicense of Perfan® I.V., our operating losses have increased and will continue to increase.

As a result of a detailed review of our strategic options, we sublicensed Perfan® I.V. to Wülfing, depriving us of commercialization and sales experience and contacts which could otherwise augment our efforts to successfully launch the commercial sale of any of our product candidates that receive regulatory approval. Prior to sublicensing our rights to Perfan® I.V. to Wülfing, our product sales revenue was derived solely from sales of Perfan® I.V. and we recorded $3.2 million and $3.3 million in sales of this product in 2005 and 2004, respectively, which is included in discontinued operations, net of income taxes in our statement of operations. Following the sublicense of Perfan® I.V. to Wülfing, any revenue derived from sales of Perfan® I.V. will be in the form of royalty payments from Wülfing and will not be material to our overall business. The amount of the royalties we receive is dependent upon the ability of Wülfing to successfully market and sell Perfan® I.V. Based upon our past sales of Perfan® I.V., we do not expect the royalty payments from Wülfing, net of our royalty obligations to Aventis, to provide us with a material revenue stream. We believe that sales of Perfan® I.V. could decline over time due to the lack of patent protection for Perfan® I.V., competition from other drugs sold for the same condition as Perfan® I.V., some of which sell for significantly lower prices, and changes in foreign exchange rates. Under certain circumstances involving an interruption of sales of Perfan® I.V. in Europe, we may be required to refund up to $1.5 million to Wülfing.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, distribution, pricing, advertising, promotion, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 110 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, and the corresponding audit of the assessment by our independent registered public accounting firm, we identified deficiencies in our internal controls over financial reporting. Although none of the deficiencies identified as of December 31, 2005 were determined to be “significant deficiencies” or a “material weakness” as defined by the Public Company Accounting Oversight Board, we cannot assure you that we will not find material weaknesses in the future. We also cannot assure that we could correct any material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

We have sublicensed the rights to sell Perfan® I.V. in Europe and also expect to commercialize other products outside the United States and, as a result, our operations and financial results could be limited or disrupted by any of the following:

•	economic problems that disrupt foreign healthcare payment systems;

•	the imposition of governmental controls, including price controls, and changes in regulatory requirements;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory approvals of products in a timely manner, if at all;

•	import and export license requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	business interruptions resulting from geo-political actions, including war and terrorism;

•	difficulties complying with foreign tax, employment, immigration and labor laws and pharmaceutical regulations;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties in staffing and managing international operations; and

•	slower collection experience outside the United States.

Currency fluctuations may negatively affect our financial condition.

We incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Exchange rate fluctuations may adversely affect our revenues, results of operations, financial position and cash flows. If we are successful in establishing additional international sales, these sales may also be denominated in foreign currencies and hence subject to volatility due to changes in foreign exchange rates.

Risks Related to Our Industry

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.

The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with the product we distribute or the product candidates we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as ambrisentan and darusentan. In addition, it is possible that competitors are working on, or already have approval for, generic versions of Flolan®. It is also possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed.

Actelion, Ltd. received FDA approval in December 2001 for bosentan (Tracleer®), an ERA for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil (Remodulin®) for the treatment of PAH. In addition, Schering AG and CoTherix, Inc. market iloprost (Ventavis®) for the treatment of PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan (Thelintm), an ETA selective ERA which has demonstrated efficacy in a Phase 3 study and may be approved for the treatment of PAH earlier than ambrisentan. Pfizer, Inc. received approval for the use of sildenafil (Revatio®) for the treatment of PAH in the United States and Europe, and if ambrisentan is approved, sildenafil is likely to be a major competitor. ICOS Corporation and Eli Lilly and Co. have initiated clinical trials to evaluate oral tadalafil (Cialis®) for the treatment of PAH. Recently, a published case report indicated that a single PAH patient responded to treatment with Gleevec®, a cancer drug marketed by Novartis. The author of the case report indicated that he and other investigators intend to conduct further studies of the drug in PAH patients. In addition, Predix Pharmaceuticals Holdings, Inc. is in early stages of clinical development of a compound with a novel mechanism of action for the possible treatment of PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Merck, Novartis AG and Speedel Group, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.

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

It is expected that we could experience pressures on the pricing of our product and, if approved, our product candidates. Competition from manufacturers of competing drugs and generic drugs is a major challenge in the United States and is increasing internationally. Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (while patent infringement litigation against the generic product is pending) by a generic manufacturer of a generic version of a product, we could lose the major portion of sales of that product in a very short period of time.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare and Medicaid, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for diseases or conditions for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, their market acceptance may be reduced.

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

We intend to market or have our products marketed outside of the United States. In order to market our products in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. If we enter into a collaboration, we expect that a collaborator may have responsibility to obtain regulatory approvals outside of the United States, and we may depend on such collaborators to obtain these approvals. For example, we will rely upon GlaxoSmithKline to obtain approvals to market ambrisentan outside of the United States. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include risks in addition to those associated with obtaining FDA approval. For instance, active comparator trials could be required for the approval of ambrisentan. We or our collaborators may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other foreign countries or jurisdictions. We and our collaborators may not be able to file for regulatory approvals and may not receive the approvals required to commercialize our product candidates in any markets.

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

In order to obtain orphan drug marketing registration for ambrisentan in Europe, we expect that the EMEA will require GlaxoSmithKline to demonstrate that ambrisentan is not “similar” to bosentan and, potentially, sitaxsentan, and that ambrisentan meets other criteria. The EMEA’s assessment of similarity is different than the standard used by the FDA. Although we believe that ambrisentan is not similar to bosentan or sitaxsentan and that it meets other criteria for differentiation, the EMEA may consider ambrisentan to be similar, in which case, in order to receive marketing approval in Europe, GlaxoSmithKline would then be required to demonstrate that ambrisentan is “clinically superior” to bosentan and, potentially, sitaxsentan. In this scenario, if GlaxoSmithKline is unable to demonstrate that ambrisentan is clinically superior, ambrisentan would not be approved for marketing in Europe. Even if GlaxoSmithKline is able to demonstrate that ambrisentan is clinically superior, it could be required to share the remaining 10-year orphan exclusivity and compete with the similar approved orphan medicinal product.

Changes in or interpretations of accounting rules and regulations, including recently enacted changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, SFAS No. 123(R)) and its related implementation guidance in December 2004. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to implement SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted the standard as of January 1, 2006.

Prior to our implementation of SFAS No. 123(R), we were not required to record stock-based compensation charges if the employee’s stock option exercise price was greater than or equal to the fair value of our common stock at the date of grant. In addition we were previously not required to record compensation expense related to our employee stock purchase plan. As a result of our implementation of SFAS No. 123(R), our future operating expenses will increase. We rely heavily on stock options to compensate existing employees and attract new employees. We may choose to reduce our reliance on stock options as a compensation tool as a result of the impact of SFAS No. 123(R). If we reduce our use of stock options, it may be more difficult for us to attract, motivate and retain qualified employees. If we do not reduce our reliance on stock options or modify our employee stock purchase plan, our reported losses will increase. In addition, our use of cash to compensate employees may increase.

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

We have exclusively licensed worldwide rights under certain patent rights owned by Abbott and BASF to use ambrisentan for all therapeutic uses in humans and to use darusentan for all therapeutic uses in humans other than treatment of cancer. We also have the right to market and distribute Flolan® in the United States for a three year period which is expected to commence in the second quarter of 2006. In addition, we have the worldwide exclusive rights to certain patents and patent applications licensed from the University of Colorado and the University of Texas Southwestern Medical Center and rights to license future technology and patent applications arising out of research sponsored at those institutions related to heart failure. Key financial and other terms for future technology would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.

Our licenses and our distribution agreement relating to Flolan® generally may be terminated by the respective licensors if we fail to perform our obligations, including obligations to develop and commercialize the compounds and technologies under the license agreements and obligations to market and distribute Flolan® under the distribution agreement. The license agreements also generally require us to meet specified milestones or show commercially reasonable diligence in the development and commercialization of the compounds or technology under the license. If our agreements are terminated, we would lose the rights to the products or product candidates, reducing our potential revenues.

If we are unable to protect our proprietary technology, we may not be able to compete effectively.

Our success depends in part on our ability to obtain and enforce patent protection for our products and product candidates, both in the United States and other countries, to prevent competitors from developing, manufacturing and marketing products based on our technology. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed for patents of pharmaceutical and biotechnology companies. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced or whether applicable statutes, regulations or case law will change in any material respect. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States.

The degree of protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we or the party from whom we licensed such patents might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or the party from whom we licensed such patents might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	the claims of our issued patents may be unenforceable or narrower than as filed and not sufficiently broad to prevent third parties from circumventing them;

•	we may not develop additional proprietary technologies or drug candidates that are patentable;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	any patents issued to us or our potential strategic partners may not provide a basis for commercially viable products or may be challenged by third parties in the course of litigation or administrative proceedings such as reexaminations or interferences; and

•	the patents of others may have an adverse effect on our ability to do business.

Furthermore, the patents that we have licensed with respect to Flolan®, ambrisentan and darusentan are owned by third parties. These third parties or their affiliates were previously responsible for and controlled the prosecution of these patents. In addition, these third parties, with our advice and input, are currently responsible for and control the prosecution and enforcement of these patents. A failure by these third parties to adequately prosecute and enforce these patents could result in a decline in the value of the patents and have a material adverse effect on our business. Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

Additionally, changes in applicable patent law, including recent Supreme Court and other case law, could impact the interpretation, scope or enforceability of our patents and limit our ability to exclude competitors from entering our markets and utilizing our technology.

Patents relating to our products or product candidates or methods of using them can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect our products or product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs;

•	actual or anticipated variations in quarterly operating results;

•	actual or anticipated sales of Flolan®;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including GlaxoSmithKline or Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	sales of our common stock by us; and

•	sales or distributions of our common stock by our stockholders, including distributions by certain of our principal stockholders to their limited partners, who may in turn sell their shares.

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

Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of December 31, 2005, options to purchase a total of 3,517,745 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 1,275,569 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, we have 250,000 shares of our common stock reserved for issuance under our 2003 Employee Stock Purchase Plan, approximately 50,000 of which were issued as of December 31, 2005. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,477,001 shares of our common stock, all of which have exercise prices below our current market price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2005.

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

Market Information and Holders

Our common stock is traded on the Nasdaq National Market under the symbol “MYOG.” Trading of our common stock commenced on October 30, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2005	High	Low

First Quarter	$9.00	$6.54
Second Quarter	7.94	6.43
Third Quarter	24.71	7.05
Fourth Quarter	32.41	18.22

Year Ended December 31, 2004	High	Low

First Quarter	$18.40	$10.50
Second Quarter	13.20	7.49
Third Quarter	8.21	5.40
Fourth Quarter	9.21	7.15

On March 8, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $35.79 per share. On March 8, 2006, we had approximately 290 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2005:

(c)
Number of Securities
		(b)	Remaining Available
	(a)	Weighted-Average	for Future Issuance
	Number of Securities	Exercise Price of	Under Equity
	to be Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options,	(Excluding
	Outstanding Options,	Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights(3)	in Column (a))

Equity compensation plans approved by security holders(1) (2)	3,517,745	$5.49	1,275,569
Equity compensation plans not approved by security holders	None		None

Total	3,517,745	$5.49	1, 275,569

(1)	As of December 31, 2005, 4,793,314 shares were authorized and unissued under our 2003 Equity Incentive Plan. On January 1 of each year during the term of our 2003 Equity Incentive Plan, beginning on January 1, 2004 through and including January 1, 2013, the number of shares in the reserve automatically will be increased by the lesser of 5% percent of our then-outstanding shares on a fully-diluted basis, or 2,500,000 shares of common stock subject to the ability of our board of directors to prevent or reduce such increase. On January 1, 2006, the share reserve of our 2003 Equity Incentive Plan was increased by 2,098,129 shares.

(2)	As of December 31, 2005, 250,000 shares were reserved for issuance under our 2003 Employee Stock Purchase Plan. On January 1 of each year during the term of our 2003 Employee Stock Purchase Plan, beginning on January 1, 2004 through and including January 1, 2013, the number of shares in the reserve automatically will be increased by the lesser of 1.25% percent of our then-outstanding shares on a fully-diluted basis, or 500,000 shares of common stock, subject to the ability of our board of directors to prevent or reduce such increase. As a result of board action, the share reserve of our 2003 Employee Stock Purchase Plan was increased by 250,000 shares as of January 1, 2006.

(3)	Column (b) does not include the shares issued or available for issuance under our 2003 Employee Stock Purchase Plan.

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

After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of December 31, 2005, we held approximately $8.4 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our consolidated financial statements that do not appear in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

						Cumulative Period
						from June 10, 1996,
						(Date of Inception)
						Through
	Years Ended December 31,					December 31,
	2005	2004	2003	2002	2001	2005
	(In thousands, except share and per share data)

Statement of Operations Data:
Revenues — research and development contracts	$6,963	$6,606	$1,010	$—	$—	$14,579
Costs and expenses:
Research and development(1)	52,602	54,124	37,365	24,950	15,288	195,445
Selling, general and administrative(1)	13,141	8,358	3,683	3,857	2,728	36,926
Stock-based compensation	8,887	3,948	4,192	681	38	17,760

	74,630	66,430	45,240	29,488	18,054	250,131

Loss from operations	(67,667)	(59,824)	(44,230)	(29,488)	(18,054)	(235,552)
Interest income (expense), net	3,661	821	(136)	786	659	6,882

Loss from continuing operations	(64,006)	(59,003)	(44,366)	(28,702)	(17,395)	(228,670)
Discontinued operations, net of income taxes(3)	982	1,318	1,218	654	281	4,564

Net loss	(63,024)	(57,685)	(43,148)	(28,048)	(17,114)	(224,106)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(13,187)	(14,684)	(607)	(32,500)
Dividend related to beneficial conversion feature of preferred stock(2)	—	—	(39,935)	—	—	(39,935)

Net loss attributable to common stockholders	$(63,024)	$(57,685)	$(96,270)	$(42,731)	$(17,721)	$(296,541)

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations	$(1.71)	$(2.05)	$(18.01)	$(43.24)	$(20.11)
Discontinued operations, net of income taxes	0.03	0.05	0.22	0.65	0.31

	$(1.68)	$(2.00)	$(17.79)	$(42.59)	$(19.80)

Weighted-average shares used in computing basic and diluted net loss per share(4)	37,416,368	28,839,076	5,411,891	1,003,426	894,865

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$182,317	$119,000	$113,720	$33,451	$55,801
Working capital from continuing operations	165,064	104,905	105,270	29,866	53,955
Total assets	189,007	125,603	121,273	38,144	58,541
Long-term obligations	1,875	1,902	5,064	3,740	33
Mandatorily redeemable convertible preferred stock(2)	—	—	—	106,566	91,917
Common stock	42	36	26	1	1
Deficit accumulated during the development stage	(239,186)	(176,162)	(118,477)	(75,329)	(35,408)
Total stockholders’ equity/(deficit)	172,224	107,314	103,922	(76,829)	(35,569)

(1)	For the years ended December 31, 2005, 2004 and 2003, research and development and selling, general and administrative expenses exclude stock-based compensation of $4,111 and $4,776, $1,971 and $1,977, and $2,373 and $1,819, respectively. For the cumulative period from June 10, 1996 (Inception) to December 31, 2005, research and development and selling, general and administrative expenses exclude stock-based compensation of $8,938 and $8,822, respectively.

(2)	During the year ended December 31, 2003, we raised $39.9 million through the sale of additional shares of Series D preferred stock in August and upon the completion of our initial public offering in November, all of the outstanding Series A, C and D mandatorily redeemable convertible preferred stock was converted into approximately 19.4 million shares of common stock. We recorded a non-cash beneficial conversion charge of $39.9 million in 2003, which is calculated as the difference between the Series D preferred stock offering price and the estimated fair value of the Series D preferred stock, limited to the amount of the proceeds from the sale of the Series D preferred stock.

(3)	Discontinued operations, net of income taxes relates to the consolidated income and expenses associated with the operations related to the sale of Myogen GmbH and the sub-licensing of Perfan I.V.®, which met the criteria for such treatment as of December 31, 2005 and accordingly, all periods have been restated. The sale of Myogen GmbH and the sub-license of the non-United States and Canada Perfan rights was completed in January 2006.

(4)	The weighted average shares used in computing basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year and excludes all dilutive potential common stock, including options, mandatorily redeemable convertible preferred stock, convertible preferred stock, common stock subject to repurchase and warrants. In November 2003, we sold 5.75 million shares of common stock for net proceeds of $73.3 million in our initial public offering. Concurrently, we issued approximately 19.6 million shares of common stock upon the conversion of all of the outstanding shares of Series A, B, C and D preferred stock. Accordingly, this resulted in the increase in the weighted average common shares outstanding for the year ended December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We believe our advanced understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics provide us with the capability to discover novel therapies, as well as identify, license, acquire and develop products that address serious, debilitating cardiovascular disorders that are not adequately treated with existing therapies.

We have two selective oral endothelin receptor antagonist (ERA) product candidates in late-stage clinical development: ambrisentan, which is in Phase 3 clinical development for the treatment of patients with pulmonary arterial hypertension (PAH), and darusentan, which completed a Phase 2b clinical trial for the treatment of patients with resistant hypertension in August 2005. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets. On March 3, 2006, we entered into a broad collaboration with GlaxoSmithKline in connection with which we licensed manufacturing, development and commercialization rights for ambrisentan to GlaxoSmithKline in all territories outside of the United States and, simultaneously, received rights to market and distribute Flolan® (epoprostenol sodium) for a three year period in the United States. We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (Novartis), through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.

Our goal is to create an integrated biopharmaceutical company focused on the discovery, development and commercialization of novel therapies that address the fundamental mechanisms involved in cardiovascular disease, with an initial focus on highly debilitating chronic conditions. Our strategy is to utilize our advanced understanding of the molecular biology and clinical medicine of cardiovascular disease to (i) complete the clinical development of, and obtain regulatory approvals for, ambrisentan and darusentan, (ii) discover and develop novel therapeutics which slow or reverse the progression of cardiovascular disease, and (iii) identify and acquire additional pre-clinical and clinical-stage compounds. In March 2006, we started to build our own commercial capabilities in the United States, initially focused on the PAH market. We plan to further expand our commercial capabilities in targeted markets prior to approval, if any, of our product candidates. We may enter into additional co-promotion or licensing partnerships with larger pharmaceutical or biotechnology companies when necessary to reach selected larger or foreign markets. Similarly, we intend to selectively enter into strategic research and development collaborations with other pharmaceutical or biotechnology companies to advance our research program.

Flolan® (epoprostenol sodium)

We have the exclusive right to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period. Flolan® was approved by the FDA in 1995 and is indicated for the long term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy. We have started to expand our commercial infrastructure in anticipation of our distribution of Flolan® and commencement of related sales and marketing activities beginning in the second quarter of 2006. We do not expect to generate significant profit, if any, from our marketing and distribution of Flolan®. Rather, we believe that the Flolan® distribution arrangement with GlaxoSmithKline will allow us to offset a portion of the cost associated with the initial expansion of our sales and marketing operations. In addition, we expect that the arrangement will allow us to obtain marketing and field selling expertise and recognition in PAH in the United States, well in advance of the potential launch of ambrisentan, and expand our understanding of customer needs, reimbursement opportunities and PAH market dynamics in general.

Selective Oral Endothelin Receptor Antagonists: Ambrisentan and Darusentan

Ambrisentan and darusentan are orally administered members of a class of therapeutic agents known as endothelin receptor antagonists, or ERAs. Endothelin is a small peptide hormone that is believed to play a critical role in the control of blood flow and cell growth. Elevated endothelin blood levels are associated with several cardiovascular disease conditions, including PAH, chronic kidney disease, hypertension, chronic heart failure, stroke and restenosis of arteries after balloon angioplasty or stent implantation. Therefore, many scientists believe that agents that block the detrimental effects of endothelin may provide significant benefits in the treatment of these conditions.

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

We believe an opportunity exists for ERAs that bind selectively to the ETA receptor in preference to the ETB receptor. Such selective ETA antagonists may block the negative effects of endothelin by preventing the harmful effects of vasoconstriction and cell proliferation, while preserving the beneficial effects of the ETB receptor. We believe that the potential clinical benefits of selective ETA antagonists may position these compounds as the treatment of choice for PAH, resistant hypertension and potentially other cardiovascular disorders.

Ambrisentan

PAH is a highly debilitating disease characterized by severe constriction of the blood vessels in the lungs leading to very high pulmonary arterial pressures. These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated. PAH can occur with no known underlying cause, or it can occur secondary to diseases like scleroderma (an autoimmune disease of the connective tissues), cirrhosis of the liver, congenital heart defects and HIV infection. Patients with PAH suffer from extreme shortness of breath as the heart struggles to pump against these high pressures causing such patients to ultimately die of heart failure. PAH afflicts approximately 200,000 patients in the United States and the European Union.

We initiated two pivotal Phase 3 trials of ambrisentan, ARIES-1 & -2, in patients with PAH in early 2004. We completed patient enrollment in ARIES-2 on July 21, 2005 and reported top line results from the trial in December 2005. In addition, we completed patient enrollment in ARIES-1 on November 30, 2005 and expect to report top line results in April 2006. These trials are randomized, double-blind, placebo-controlled trials of identical design except for the doses of ambrisentan studied and the geographic locations of the investigative sites. Both trials were designed to enroll 186 patients (62 patients per dose group). ARIES-1 will evaluate once-daily doses of 5 mg and 10 mg of ambrisentan. ARIES-2 evaluated once-daily doses of 2.5 mg and 5 mg of ambrisentan. The primary efficacy endpoint of these trials is exercise capacity, measured as the mean change from baseline at 12 weeks in the six-minute walk distance (6MWD) compared to placebo. Secondary endpoints include time to clinical worsening, WHO functional class, the SF-36tm Health Survey, and Borg dyspnea index. ARIES-2 enrolled 192 patients primarily from Europe, while ARIES-1 enrolled 202 patients primarily from the United States. In addition, more than 400 patients continue ambrisentan treatment in long-term trials with maximum exposure of more than three years.

In December 2005, we reported positive top line results from our ARIES-2 trial. The trial met the primary efficacy endpoint of improved exercise capacity, the key secondary endpoint of time to clinical worsening and several other secondary efficacy endpoints. The primary efficacy endpoint of ARIES-2 was the placebo-corrected mean change in 6MWD at week 12 compared to baseline. Results of the trial demonstrated that with once-daily dosing, 5 mg of ambrisentan improved the placebo-corrected mean 6MWD by 59.4 meters (p=0.0002) and 2.5 mg of ambrisentan improved the placebo-corrected mean 6MWD by 32.3 meters (p=0.0219). For the placebo group, the mean 6MWD at week 12 decreased from baseline by 10.1 meters. Improvements in time to clinical worsening compared to placebo were observed for both the 5 mg dose group (p=0.0076) and the 2.5 mg dose group (p=0.0048).

The trial safety results demonstrated ambrisentan was generally well tolerated. The most frequent adverse event in the ambrisentan group was headache, which occurred in 12.7% of patients in the 5 mg dose group and 7.8% in the 2.5 mg dose group, compared to 6.2% in the placebo group. No patient treated with ambrisentan developed serum aminotransferase concentrations greater than three-times the upper limit of the normal range, compared to one patient in the placebo group. Ambrisentan had no apparent effect on the activity or dosage of warfarin-type anticoagulants commonly prescribed for patients with PAH.

In March 2004, we initiated a long-term study of patients who have participated in our pivotal Phase 3 clinical trials of ambrisentan (ARIES-E). This study will examine the efficacy and safety of three blinded doses (2.5, 5, or 10 mg) of ambrisentan for a period of at least 24 weeks, followed by a long-term dose adjustment period. Patients who received placebo in the Phase 3 studies will receive one of three doses of ambrisentan.

Darusentan

Hypertension affects approximately 65 million individuals in the United States and approximately one billion worldwide. In the United States, approximately 60% of these individuals are diagnosed and prescribed anti-hypertensive therapy. Nonetheless, an estimated 10% to 30% of treated patients remain at risk for serious cardiovascular and renal complications because they are unable to achieve blood pressures within the recommended ranges despite taking multiple anti- hypertensive medications on a daily basis.

The “Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation and Treatment of High Blood Pressure” (JNC7), issued in May 2003, has focused attention on this problem and defines resistant hypertension as “the failure to achieve goal blood pressure in patients who are adhering to full doses of an appropriate three-drug regimen that includes a diuretic.” According to JNC7, a systolic blood pressure of less than 140 mmHg and a diastolic blood pressure of less than 90 mmHg are recommended for patients with hypertension and no other serious conditions. For patients with diabetes or chronic renal disease, target systolic and diastolic blood pressures are more stringent — a systolic blood pressure goal of less than 130 mmHg and a diastolic blood pressure goal of less than 80 mmHg.

We believe there is a significant need for a therapeutic agent that, when used in combination with currently available medications, is capable of lowering blood pressure in patients with resistant hypertension. In addition, we believe this need cannot be adequately addressed simply by improving compliance or optimizing dosages of existing anti-hypertensive medications, but instead requires innovative new drugs with new mechanisms of action.

As an ERA, darusentan acts through a different mechanism of action than existing anti-hypertensive therapies. It also demonstrates high potency, high bioavailability and a half-life that we believe is suitable for once-daily dosing.

On August 18, 2005, we reported positive top line results from a Phase 2b randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of darusentan in patients with resistant hypertension. The trial results achieved the primary endpoint and demonstrated that 300 mg of darusentan dosed once daily provided statistically significant, placebo-corrected reductions of 11.5 mmHg (p=0.015) in systolic blood pressure and 6.3 mmHg (p=0.004) in diastolic blood pressure. Clinically meaningful reductions in systolic and diastolic blood pressure were also observed at earlier time points, at lower doses and in patients being treated with full doses of four or more anti-hypertensive medications, one of which was a diuretic. Trial results demonstrated darusentan was generally well tolerated. The most common adverse event was peripheral edema. There were no observed serum aminotransferase concentrations above two times the upper limit of the normal range. Previous clinical trials with other ERAs in patients with hypertension demonstrated dose-dependent increases in serum aminotransferase concentrations, requiring withdrawal of therapy for safety reasons.

Based on the results of the Phase 2b trial, we expect to initiate the darusentan Phase 3 clinical program for the treatment of resistant hypertension in 2006. The expected designs of the first two trials are described below. We expect to initiate the DAR-311 trial in the second quarter of 2006 and the DAR-312 trial in the second half of 2006. Upon completion of the initial 14-week assessment periods, patients will be eligible to enroll in a long-term safety study. Patients enrolled in the two long-term studies will be treated and followed for safety for at least six months with a mean exposure expected to be in excess of one year. We also expect that we will undertake additional studies, including additional Phase 3 and Phase 4 studies, in this indication for commercial support and/or regulatory approval.

•	DAR-311. The primary objective of this Phase 3 randomized, double-blind, placebo-controlled parallel group trial is to determine if darusentan is effective in reducing systolic blood pressure in resistant hypertension patients currently treated with full doses of four or more antihypertensive medications, one of which is a diuretic. Patients are eligible for enrollment in this trial if they have a systolic blood pressure greater than or equal to 140 mmHg and no other compelling conditions. For patients with diabetes or chronic kidney disease, the blood pressure inclusion criterion is a systolic blood pressure greater than 130 mmHg. Approximately 352 patients will be randomized to one of three doses of darusentan (50, 100, or 300 mg qd) versus placebo in a ratio of 7:7:7:11. The treatment period for the trial is 14 weeks. The primary endpoint of the trial is change from baseline to week 14 in trough sitting systolic blood pressure as compared to placebo.

•	DAR-312. The primary objective of this Phase 3 randomized, double-blind, placebo-controlled trial is to determine if darusentan is effective in reducing systolic blood pressure in patients with resistant hypertension. Patients are eligible for enrollment in this trial if they have a systolic blood pressure greater than or equal to 140 mmHg despite treatment with full doses of three antihypertensive drugs, one of which is a diuretic, and no other compelling conditions. For patients with diabetes or chronic kidney disease, the blood pressure inclusion criterion is a systolic blood pressure greater than 130 mmHg. Approximately 770 patients will be randomized to darusentan, active control (guanfacine, an antihypertensive drug that acts as a central alpha agonist) or placebo, in a 3:3:1 ratio. The treatment period for the trial is 14 weeks. The efficacy analysis of the trial is change from baseline to week 14 in trough sitting systolic blood pressure compared to placebo and then compared to the active control.

Discovery Research Program

We have built a drug discovery research team and infrastructure utilizing sponsored research programs and licensing arrangements with academic institutions. The goal of our target and drug discovery research is to discover and develop disease-modifying drugs for chronic heart failure and related disorders. To date, we have acquired intellectual property rights to a series of cardiac molecular targets and signaling systems that we believe are of critical importance in cardiac muscle disease. In addition, we have acquired a compound library, advanced several targets through high-throughput screening and identified a series of promising lead structures.

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

ESSENTIAL Trial Results

On June 26, 2005, we announced top line results of ESSENTIAL I & II, our two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, we discontinued development of enoximone capsules and dedicated our resources to furthering the development of ambrisentan and darusentan as well as our target and drug discovery program.

Discontinued Operations — Sale of Myogen GmbH

Prior to our licensing the worldwide rights to enoximone in 1998, Perfan® I.V. (intravenous enoximone) was marketed in Europe by Aventis Pharmaceuticals Inc. (formerly Hoechst Marion Roussel, Inc.). In 1999, we formed our wholly-owned German subsidiary, Myogen GmbH, to manage our sales and marketing activities in Europe. From 2000 through 2002, we entered into agreements with a network of distributors to distribute and market Perfan® I.V. in Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands and the United Kingdom. We recorded our first sales of Perfan® I.V. in 2000.

As a result of a detailed review of our strategic options, we sold Myogen GmbH and sublicensed our rights to Perfan® I.V. in markets outside North America to Wülfing Holding GmbH in January 2006. The sublicense agreement with Wülfing is subject to the terms of our license agreement with Aventis. Under the terms of the sale and sublicense agreement with Wülfing, Wülfing paid us approximately $5.0 million in consideration of the transfer to Wülfing of our rights to certain Perfan® trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and our existing inventory of finished Perfan® I.V. The sublicense also obligates Wülfing to pay us royalties based on net sales of Perfan® I.V. outside North America. Such obligations are generally coterminous with our obligations to pay royalties to Aventis under the license agreement. Under the terms of the stock purchase agreement with Wülfing, Wülfing purchased the outstanding capital stock of Myogen GmbH for an aggregate of approximately $1.1 million, including assumption of an intercompany account payable to us.

Due to the sale of Myogen GmbH and the sublicense of Perfan® I.V. to Wülfing, we will no longer sell Perfan® I.V. in Europe.

Myogen GmbH assets, liabilities and results of operations have been reclassified as discontinued operations for all periods.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenues

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues — research and development contracts	$6,963	$6,606	$1,010

Research and development contracts revenue

Research and development contracts revenues for the years ended December 31, 2005, 2004 and 2003 were related to the research agreement with Novartis executed in October 2003. The 2005 research and development contracts revenue consists of license revenue totaling $1.3 million and research support funding of $5.6 million. The 2004 research and development contracts revenue consists of license revenue totaling $1.7 million and research support funding of $4.9 million. The 2003 research and development contracts revenue consists of license revenue totaling $385,000 and research support funding of $625,000. The license revenue is related to the non-refundable upfront payment from Novartis, which is recognized ratably over the expected service period. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed.

We expect both license revenue and research support in 2006 will be similar to the amounts recognized in 2005.

Costs and Expenses

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Costs and expenses:
Research and development (excluding stock-based compensation)	$52,602	$54,124	$37,365
Selling, general and administrative (excluding stock-based compensation expense)	13,141	8,358	3,683
Stock-based compensation	8,887	3,948	4,192

	$74,630	$66,430	$45,240

Research and Development

Research and development expenses, excluding stock-based compensation expenses are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Development
Enoximone capsules	$18,902	$26,757	$19,718
Ambrisentan	21,150	16,255	7,962
Darusentan	5,329	4,250	149

Total development	45,381	47,262	27,829
License fees
Enoximone	—	—	—
Ambrisentan	—	1,500	1,000
Darusentan	—	—	5,000
Other	106	117	188

Total license fees	106	1,617	6,188
Discovery research	7,115	5,245	3,348

Total research and development	$52,602	$54,124	$37,365

The $7.9 million decrease in development costs for enoximone capsules in 2005 as compared to 2004 was primarily due to the discontinuation of this program in June 2005.

The $7.0 million increase in development costs for enoximone capsules in 2004 as compared to 2003 was primarily due to the following:

•	$5.5 million increase in clinical investigator site payments and external contract costs associated with clinical monitoring and program management efforts as a result of higher patient enrollment and ongoing patient progress in the ESSENTIAL trials;

•	$765,000 increase in external contract costs associated with clinical monitoring, clinical trial materials, consulting and program management efforts related to other enoximone trials;

•	$470,000 increase related to enoximone raw material costs expensed for expected use in manufacturing development and analytical testing;

•	$330,000 increase in costs associated with stability and release testing; and

•	$1.1 million increase in the internal costs associated with the management of the enoximone trials primarily due to an increase in the number of employees.

These increases were partially offset by a $550,000 decrease related to manufacturing process optimization and development.

We anticipate that our enoximone capsules clinical trial costs will be negligible going forward due to the termination of this program in June 2005.

The $4.9 million increase in development costs for ambrisentan in 2005 as compared to 2004 was primarily related to:

•	$2.0 million increase in expenses due to the progress of our two Phase 3 ARIES trials and the related extension study, which were initiated in January 2004;

•	$1.7 million increase related to the initiation in 2005 of several Phase 1 ambrisentan studies; and

•	$1.3 million increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.

The $8.3 million increase in development costs for ambrisentan in 2004 as compared to 2003 was primarily related to:

•	$7.7 million increase in expenses due to the progress of our two Phase 3 ARIES trials and the related extension study, which were initiated in January 2004;

•	$2.4 million increase in expenses related to work on developing the commercial manufacturing process for ambrisentan;

•	$130,000 increase in expenses due to the extension study associated with our Phase 2 PAH trial; and

•	$910,000 increase in internal expenses associated with the management of the ambrisentan trials, primarily due to an increase in the number of employees.

These increases were partially offset by a $2.0 million decrease related to the conclusion of our Phase 2 PAH trial in September 2003.

We anticipate development costs associated with ambrisentan will continue to increase in 2006 as we continue clinical development and commercial and manufacturing scale up activities.

The $1.1 million increase in development costs for darusentan in 2005 as compared to 2004 was primarily related to:

•	$1.2 million increase in expenses due to costs to prepare for the expected initiation of Phase 3 clinical trials of darusentan; and

•	$570,000 million increase in internal expenses associated with the management of the darusentan trials, primarily due to an increase in the number of employees.

These increases were partially offset by a $415,000 decrease in costs related to our Phase 2b clinical trial, which was completed in mid-2005.

The development costs for darusentan in the 2004 were related to costs for the Phase 2b clinical trial and primarily consisted of:

•	$3.2 million in expenses incurred from activities related to our Phase 2b clinical trial of darusentan in resistant systolic hypertension;

•	$220,000 in consulting costs;

•	$130,000 in expenses related to analytical and regulatory work; and

•	$375,000 in internal expenses associated with the management of the darusentan trials primarily due to an increase in the number of employees.

We believe our costs for the development of darusentan will increase significantly in 2006 compared to 2005 due to the costs to prepare for and conduct pivotal Phase 3 trials.

In 2004, the license fees were primarily attributable to the initiation of the ambrisentan Phase 3 trials totaling $1.5 million. In 2003, the $5.0 million license fee was attributable to the in-licensing of darusentan and the final $1.0 million cost reimbursement for ambrisentan.

Discovery research expenses increased both in 2005 and 2004 compared to the prior years primarily due to increased staffing costs related to our collaborative research program with Novartis, which was initiated in October of 2003. In addition in 2004 as compared to 2003, we had a decrease of $150,000 in SBIR funding, which reduced the amount of the offset to our research costs. We expect a further increase in discovery research in 2006 due to a planned expansion of our research staff, much of which will not lead to increased research contracts revenue.

Selling, General and Administrative

The $4.8 million increase in selling, general and administrative expense in 2005 as compare to 2004 primarily relates to:

•	$1.8 million increase in market research costs;

•	$1.1 million related to increased staffing and related recruiting costs;

•	$625,000 million increase in insurance and professional service costs; and

•	$600,000 increase in conferences and consulting costs.

The $4.7 million increase in selling, general and administrative expense in 2004 as compare to 2003 primarily relates to:

•	$1.6 million increase in insurance and professional service costs related to being a public company for the full year, including costs related to compliance with the Sarbanes-Oxley Act;

•	$1.2 million related to increased staffing and related recruiting costs;

•	$780,000 increase in market research costs;

•	$410,000 increase related to facility and office maintenance costs related to increased space and staffing; and

•	$215,000 increase in conferences and consulting costs.

We expect a significant increase in selling, general and administrative expense in 2006, based on the fact that we are expanding our sales, marketing and administrative organizations to prepare for the marketing and distribution of Flolan® in the United States, which we expect to commence in the second quarter of 2006, and our expectation that we will expand our efforts to prepare for the potential commercialization of ambrisentan.

 Stock-Based Compensation

The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Research and development	$4,111	$1,971	$2,373
Selling, general and administrative	4,776	1,977	1,819

	$8,887	$3,948	$4,192

Stock-based compensation expenses were $8.9 million, $3.9 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 as compared to 2004 relates primarily to certain employee stock options that were granted in 2005 subject to accelerated vesting upon our stock price reaching an average of $28 per share for five days. These options were treated as variable in accordance with APB 25. These options became fully vested in December 2005, resulting in $6.0 million of the total stock-based compensation expense for 2005. Additionally, certain members of our Board received performance-based stock option grants during 2005, which were also treated as variable in accordance with APB 25. These options were not vested as of December 31, 2005; however, approximately $875,000 of stock-based compensation expense was recorded related to these options during the year due to our increased stock price. There was no corresponding expense for these options in 2004. The decrease in 2004 as compared to 2003 was due to below-market options granted to employees prior to the initial public offering and a decrease in the fair value of our common stock for options granted to non-employees. During 2005 and 2004, the Company did not grant options to employees with exercise prices below the fair market value on the date of grant.

Interest Income/(Expense), Net

Interest income net of interest expense was $3,661,000, $821,000 and ($136,000) for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income was $3.9 million, $1.3 million and $585,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increases in interest income in 2005 as compared to 2004 and 2004 as compared to 2003 relate to increased cash balances from our financings. Interest expense was $274,000, $460,000, and $721,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense decreased in these periods primarily because we paid down our term loan balance. The term loan was paid in full in January 2006.

Discontinued Operations

Discontinued operations, net of income taxes relates to the consolidated income and expenses associated with the operations related to the sale of Myogen GmbH and the sub-licensing of Perfan I.V.®, which met the criteria for such treatment as of December 31, 2005. The sale of Myogen GmbH and the sub-license of the non-United States and Canada Perfan rights was completed in January 2006.

The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Product sales	$3,162	$3,318	$2,846
Operating expenses	(2,155)	(1,978)	(1,589)
Income taxes	(25)	(22)	(39)

	$982	$1,318	$1,218

Accretion of Mandatorily Redeemable Convertible Preferred Stock

Accretion of mandatorily redeemable convertible preferred stock was $13.2 million for the year ended December 31, 2003. Accretion of the mandatorily redeemable convertible preferred stock for the year ended December 31, 2003 represents the accretion associated with the Series A, Series C and Series D mandatorily redeemable convertible preferred stock. There is no corresponding expense in 2005 or 2004 due to the conversion of all shares of the Series A, C and D mandatorily redeemable convertible preferred stock into common stock on November 4, 2003.

Deemed Dividend

On August 27, 2003, we issued 29,090,908 shares of Series D preferred stock at a price of $1.375 per share and received net proceeds of $39.9 million. In the third quarter of 2003, we recorded a beneficial conversion charge of approximately $39.9 million, which was calculated as the difference between the offering price and the fair value of the underlying common stock and limited to the amount of proceeds allocated to the Series D preferred stock in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the $39.9 million charge is deemed to be the equivalent of a dividend on the Series D preferred stock. This deemed preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the third quarter of 2003 and the year to date 2003. There is no corresponding expense in 2005 or 2004.

Liquidity and Capital Resources

Our cash, cash equivalents and investments from continuing operations amounted to $182.3 million at December 31, 2005. From our inception on June 10, 1996 to December 31, 2005, we funded our operations primarily with $377.0 million (net of issuance costs) from private equity financings and our public offerings, $17.4 million related to our research and development contract with Novartis and $6.9 million from net interest income earned on cash equivalents and investments. On August 27, 2003, we raised net proceeds of $39.9 million through the sale of additional shares of our Series D preferred stock. On November 7, 2003, we completed our initial public offering, which raised net proceeds of $73.3 million. On September 29, 2004, we completed a PIPE financing, in which 9,195,400 new shares of our common stock and warrants exercisable for 1,839,080 shares of our common stock were issued for proceeds of $57.1 million, net of $2.9 million in issuance costs. The warrants have an exercise price of $7.80 per share. On September 21, 2005, we completed an underwritten public offering of 4,675,082 shares of newly issued common stock and the exercise by the underwriters of their over-allotment option to purchase an additional 701,262 shares of common stock, all at $23.25 per share before underwriting discounts and commissions for total net proceeds of approximately $116.8 million. These additional funds have been invested in instruments with maturities of 18 months or less. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. Our cash outflows beyond one year are also expected to consist primarily of external expenses related to our research and development programs, as well as payroll costs. We believe that our cash, cash equivalents and investment balances will allow us to fund our future working capital and capital expenditures through at least the end of 2007.

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

At December 31, 2005, we had approximately $2.6 million in net fixed assets. We expect to purchase additional equipment in 2006, and we expect our spending on fixed assets to grow in future years.

Operating activities resulted in net cash outflows of $53.1 million, $47.7 million, and $31.7 million for the years ended December 31, 2005, 2004 and 2003 respectively. The cumulative net cash outflow from operating activities from our inception to December 31, 2005 was $189.2 million. The use of cash in all periods was primarily a result of funding our research and development activities. Discontinued operations used approximately $0.3 million in 2005, provided $0.3 million in 2004, provided or used nothing in 2003 and provided $0.3 million in the period from inception to December 31, 2005.

Investing activities resulted in a net cash inflow of $3.6 million, a net cash inflow of $19.2 million and a net cash outflow of $43.1 million for the years ended December 31, 2005, 2004 and 2003 respectively. The net cash inflow for the year ended December 31, 2005 is primarily from $51.1 million in purchases of investments offset by $55.7 million in proceeds from the maturity of investments. The net cash inflow for the year ended December 31, 2004 is primarily from $111.5 million in purchases of investments offset by $132.4 million in proceeds from the maturity of short-term investments. The net cash outflow for the year ended December 31, 2003 resulted primarily from $114.8 million in purchases of short-term investments offset by $71.7 million in proceeds related to the maturity of short-term investments. Cumulative investing activities from inception to December 31, 2005 resulted in net cash outflows of $49.3 million, with $5.2 million in net capital asset expenditures and $485.9 million in purchases of investments offset by $441.5 million in proceeds from the maturity of investments. There were no material investing activities from discontinued operations in 2005, 2004, 2003 or the period from inception to December 31, 2005.

Financing activities resulted in net cash inflows of $117.1 million, $55.4 million, and $112.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Financing activities for 2005 primarily consisted of a public offering, in which 5,376,344 shares of common stock were issued for a total net proceeds of $116.8 million, offset by approximately $2.0 million of payments on our term loan. Financing activities for 2004 primarily consisted of a PIPE financing, in which 9,195,400 shares of common stock and warrants exercisable for 1,839,080 shares of common stock were issued for a total net proceeds of $57.1 million, offset by approximately $1.8 million of payments on our term loan. Financing activities for 2003 primarily consisted of the sale of additional shares of our Series D preferred stock with net proceeds of $39.9 million and our initial public offering which raised net proceeds of $73.3 million, offset by approximately $1.1 million of payments on our term loan. Cumulative financing activities from our inception to December 31, 2005 resulted in net cash inflows of $377.1 million, primarily related to the issuance of our Series A, C and D preferred stock, and the sale of shares of our common stock in our initial public offering, secondary offering and PIPE. There were no material financing activities from discontinued operations in 2005, 2004, 2003 or the period from inception to December 31, 2005.

In December 2002, we entered into a term loan with certain financial institutions and borrowed $5,000,000 with a 36-month repayment term, subject to customary non-financial related covenants. The loan accrued interest at 9.82% per annum. The first three monthly repayments were comprised of interest only; the remaining thirty-three payments are comprised of both principal and interest. Concurrent with this loan agreement, warrants were granted to the financial institutions. Substantially all of our assets were pledged as collateral for the loan. We paid off our obligations under the loan in January 2006 and all related collateral was released.

We anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations through at least the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Although we expect that our existing resources could be adequate to support our operations for a longer period of time under certain scenarios, there can be no assurance that this can, in fact, be accomplished.

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

Obligations and Commitments

The following summarizes our significant contractual obligations, which are comprised of our notes payable, capital and operating lease obligations as of December 31, 2005, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(In thousands)

Notes payable(1)	$172	$172	$—	$—	$—
Capital lease obligations(2)	160	84	67	9	—
Operating leases(3)	1,079	376	703	—	—

Total contractual obligations	$1,411	$632	$770	$9	$—

(1)	Amounts are equal to the annual maturities of our long-term debt outstanding as of December 31, 2005. Our notes payable was paid in full in January 2006.

(2)	Amounts represent principal payments due under various capital lease obligations as of December 31, 2005. These arrangements expire in various years through 2010.

(3)	These commitments are associated with contracts that expire October 31, 2008. Payments due reflect fixed rent expense.

Total lease expense for the years ended December 31, 2005, 2004 and 2003 was $490,000, $553,000 and $416,000 respectively. We have future payment commitments for operating leases of approximately $1.1 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination and therefore the extent of the future commitments cannot be meaningfully quantified.

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2005, we had $196.9 million of net operating loss carryforwards, approximately $3.4 million in research and development credits and approximately $8.8 million in orphan drug credit carryforwards available to offset future regular and alternative taxable income. These net operating loss carryforwards, research and development and orphan drug credit carryforwards expire beginning in 2011, 2018 and 2024, respectively. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We have not done an analysis of these limitations, therefore, the amount of these limitations, if any, is unknown, and net operating and tax credit carryforwards may expire unused.

Critical Accounting Policies and the Use of Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Sales.  Product sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, we do not allow product returns. All product sales are included in discontinued operations, net of income taxes, in the statement of operations.

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

Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed, and are recognized ratably over the period of performance for the related services. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

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

While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including clinical research organizations and contract manufacturers, and by our academic collaborators. We record research and development expenses for activity occurring during the fiscal period related to the service delivery and in some cases accruing the cost prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contractual costs with clinical research organizations and clinical sites. Certain of these accrued research and development costs are included in Accounts Payable on our Balance Sheet and described further in Notes 6 and 8 of the financial statements beginning on F-1. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Amounts received from other parties to fund our research and development efforts where the reimbursing party does not obtain any rights to the research or drug candidates are recognized as a reduction to research and development expense as the costs are incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period.

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

Accounting for income taxes.  We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005, we recorded a full valuation allowance of $95.2 million against our net deferred tax asset balance, due to uncertainties related to the ultimate recovery of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

SFAS No. 123(R) and the related interpretations must be adopted no later than January 1, 2006. We adopted SFAS No. 123(R) effective as of January 1, 2006.

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

We plan to use the modified prospective method upon adoption on January 1, 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options and the employee stock purchase plan. Accordingly, the adoption of the fair value method required under SFAS No. 123(R) will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The balance of unearned stock-based compensation to be expensed in the period 2006 to 2009 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $6.7 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. We anticipate we will grant additional employee stock options throughout the year to new employees and in the first quarter of 2006 as part of its regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then-current fair values.

Had we adopted SFAS No. 123(R) in 2004, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model for the periods through 2004. In 2005, we granted stock options with vesting conditional upon our stock price reaching a target amount for a specified length of time. These were treated as variable options in accordance with APB 25, and accordingly were marked to market each reporting period when it became probable that these options would ultimately vest. However, in accordance with FAS 123(R), options with market conditions would have been valued using a lattice model and these options would not have been marked to market in 2005. Since the lattice model was not required prior to adoption, it is not reasonable to determine the impact adopting FAS 123(R) would have had on our operations in 2005. These options met the market condition in December 2005 and became fully vested. The stock-based compensation expense recorded in 2005 associated with these options was approximately $6.0 million.

The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of our stock price. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of our stock-based awards is assumed to be amortized using the accelerated expensing method over their respective vesting periods, in accordance with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). Upon adoption, we plan to use the Black-Scholes model, with the expense amortized over the respective vesting period using the accelerated expensing method. We plan to use the SEC “shortcut” approach to determine the expected term of option grants subsequent to adoption, which results in a life of 6 years for our standard option grants. Standard option grants vest 25% after the first year and monthly thereafter through the fourth anniversary.

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

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for the Company will be January 1, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

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

As of December 31, 2005, we had an investment portfolio of short-term and long-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $43.9 million excluding those classified as cash and cash equivalents. Our short- and long-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

The table below summarizes the book value, fair value, unrealized gains/losses and related weighted average interest rates for our investment portfolio as of December 31, 2005 and 2004:

			Unrealized	Unrealized	Average Rate
	Amortized	Aggregate	Holding	Holding	of Return
Security Type	Cost Basis	Fair Value	Gains	Losses	(Annualized)
	(In thousands, except average rate of Return)

December 31, 2005
Government securities	$21,015	$20,962	$—	$(53)	4.19%
Corporate debt securities	14,345	14,309	—	(36)	5.25%
Asset-backed securities	6,985	6,969	1	(17)	4.07%
Commercial paper	1,691	1,697	6	—	4.16%

Total investments	$44,036	$43,937	$7	$(106)

December 31, 2004
Government securities	$27,729	$27,677	$—	$(52)	2.23%
Corporate debt securities	17,395	17,371	—	(24)	2.25%
Asset-backed securities	3,295	3,283	—	(12)	2.06%

Total investments	$48,419	$48,331	$—	$(88)

The euro is the functional currency for Myogen GmbH, which is classified as discontinued operations. We translate asset and liability accounts to the United States dollar based on the exchange rate as of the balance sheet date, while the income statement and cash flow statement amounts are translated to the United States dollar at the average exchange rate for the period. Exchange gains and losses resulting from such translation are included as a separate component of stockholders’ equity/(deficit). Transaction gains and losses are recognized in income during the period in which they occur and are included in selling, general and administrative expenses. In addition, we conduct clinical trials in many countries, exposing us to cost increases if the United States dollar declines in value compared to other currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On March 17, 2005, the Audit Committee of Myogen, Inc. (the “Company”) dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm.

PwC’s reports on the financial statements of the Company for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2004 and 2003 and through March 17, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the financial statements for such years. During the years ended December 31, 2004 and 2003 and through March 17, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

New independent registered public accounting firm

On March 17, 2005, the Company’s Audit Committee unanimously approved the engagement of Ernst & Young LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2005.

During the years ended December 31, 2004 and 2003 and through March 17, 2005, neither the Company nor anyone on its behalf consulted with Ernst & Young LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject to a disagreement or a reportable event, as those terms are defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Myogen, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Myogen, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myogen Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Myogen, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Myogen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended of Myogen, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado
March 10, 2006

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our Board of Directors is incorporated by reference to the information set forth in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Executive Officers and Key Employees.”

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

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(b) Exhibits:

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

3.1		Restated Certificate of Incorporation.	S-1/A	10/1/2003	3.4
3.2		Amended and Restated Bylaws.	S-1/A	10/1/2003	3.5
4.1		Specimen Stock Certificate. 2003 Equity Incentive Plan of the Company, Form of Grant Notice and Form of.	S-1/A	10/1/2003	4.2
10	.1(1)	Stock Option Agreement.	S-1/A	10/1/2003	10.1
10	.2(1)	2003 Employee Stock Purchase Plan of the Company.	S-1/A	10/1/2003	10.2
10	.3(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.	10-K	3/15/2005	10.10
10.4		Form of Indemnification Agreement entered into by each of Myogen’s Executive Officers and Directors.	S-1	8/28/2003	10.11
10.5		Lease Agreement between the Company and Church Ranch Business Center, LLC, dated January 1, 2002.	S-1	8/28/2003	10.12
10	.6=	License Agreement between Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.) and the Company, dated October 1, 1998, as amended November 23, 1999 and June 2, 2003.	S-1	8/28/2003	10.17
10	.7=	License Agreement between Abbott Deutschland Holding GmbH and the Company, dated October 8, 2001.	S-1	8/28/2003	10.18
10	.8=	Intellectual Property License Agreement between the University Technology Corporation and the Company, dated September 1, 1998, as amended January 26, 2001 and November 12, 2002.	S-1	8/28/2003	10.19
10	.9=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 4, 1998, as amended January 4, 2001.	S-1	8/28/2003	10.20

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

10	.10=	Patent and Technology License Agreement between the Board of Regents of The University Of Texas System and the Company, dated December 1, 1999, as amended July 7, 2000 and December 20, 2001.	S-1	8/28/2003	10.21
10	.11=	Exclusive Patent And Technology License Agreement between the Board of Regents of The University of Texas System and the Company, dated January 1, 2002.	S-1	8/28/2003	10.22
10	.12=	License Agreement between Abbott Laboratories and the Company, dated June 30, 2003.	S-1	8/28/2003	10.23
10	.13=	Collaboration and Option Agreement between Novartis Institutes for Bio Medical Research, Inc. and the Company dated October 8, 2003.	S-1/A	10/9/2003	10.24
10	.14=	Form of License, Development and Commercialization Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company.	S-1/A	10/9/2003	10.25
10	.15=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 12, 2003.	S-1/A	10/9/2003	10.26
10.16		Indemnification Agreement between Kirk K. Calhoun and the Company, dated as of January 16, 2004.	10-K	3/1/2004	10.27
10.17		First Amendment to Lease Agreement between Sevo Miller, Inc., as receiver on behalf of Church Ranch Business Center, LLC, and the Company, dated December 2, 2003.	10-K	3/1/2004	10.28
10	.18=	Third Amendment to Intellectual Property License Agreement between University License Equity Holdings, Inc. and the Company, dated November 24, 2003.	10-K	3/1/2004	10.29
10	.19=	Amendment No. 3 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated November 6, 2003.	10-K	3/1/2004	10.30
10	.20=	Amendment No. 1 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated as of February 10, 2004.	10-K	3/1/2004	10.31
10	.21=	Patent License Agreement between the University of Texas System, the University of North Texas Health Science Center at Fort Worth and the Company, dated January 13, 2000.	10-K	3/1/2004	10.32
10	.22(1)	2003 Employee Stock Purchase Plan — August 1, 2004 Offering.	10-Q	8/9/2004	10.33
10.23		Securities Purchase Agreement, dated September 24, 2004, by and among the Company and the investors named therein.	8-K	9/29/2004	10.34
10.24		Second Amendment to Lease Agreement between LaSalle Bank, N .A. (formerly known as LaSalle National Bank), as Trustee for the Certificate holders Under the Pooling and Servicing Agreement, and the Company, dated April 15, 2004.	8-K	10/1/2004	10.35
10.25		Third Amendment to Lease Agreement between Scott Kaufman and the Company, dated September 30, 2004.	8-K	10/1/2004	10.36

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

10	.26+	Third Amendment to the License Agreement by and between Aventis Pharmaceuticals, Inc. and Myogen, dated January 27, 2005.	10-K	3/15/2005	10.37
10	.27(1)	2003 Employee Stock Purchase Plan — February 1, 2005 Offering.	10-K	3/15/2004	10.38
10	.28(1)	2004 and 2005 Discretionary Bonus Program.	8-K	3/9/2005	10.39
10	.29+	Amendment to Collaboration and Option Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc., dated May 23, 2005.	8-K	5/26/2005	10.40
10	.30+	Form of License, Development and Commercialization Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc.	8-K	5/26/2005	10.41
10.31		2005 and 2006 Discretionary Bonus Program.	8-K	2/27/2006	—
10.32		Sale and Sublicense Agreement by and among Myogen, Wülfing Holding GmbH, Wülfing Pharma GmbH and Myogen GmbH, dated January 27, 2006.				x
10.33		Stock Purchase Agreement by and among Wülfing Holding GmbH, Wülfing Pharma GmbH and Myogen.				x
16.1		Letter from PricewaterhouseCoopers LLC to the SEC.	8-K	3/23/2005	16.1
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				x
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				x
24.1		Powers of Attorney. Reference B made to page. 65				x
31	.1 C	Certification of principal executive officer required by Rule 13a-14(a).				x
31	.2 C	Certification of principal financial officer required by Rule 13a-14(a).				x
32	.1#	Section 1350 Certification.				x

(1)	Indicates Management Contract or Compensatory Plan or Arrangement.

=	We have been granted confidential treatment with respect to the omitted portions of this agreement.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOGEN, INC.

By	/s/ J. William Freytag
J. William Freytag
President Chief Executive Officer

Date: March 10, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 10, 2006, and in the capacities indicated:

Name	Title	Date

/s/ J. William Freytag J. William Freytag	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2006

/s/ Joseph L. Turner Joseph L. Turner	Senior Vice President, Finance and Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 10, 2006

/s/ Michael R. Bristow Michael R. Bristow	Director	March 10, 2006

/s/ Kirk K. Calhoun Kirk K. Calhoun	Director	March 10, 2006

/s/ Jerry T. Jackson Jerry T. Jackson	Director	March 10, 2006

Name	Title	Date

/s/ Daniel J. Mitchell Daniel J. Mitchell	Director	March 10, 2006

/s/ Arnold L. Oronsky Arnold L. Oronsky	Director	March 10, 2006

/s/ Judith A. Hemberger Judith A. Hemberger	Director	March 10, 2006

/s/ Sigrid Van Bladel Sigrid Van Bladel	Director	March 10, 2006

/s/ Michael J. Valentino Michael J. Valentino	Director	March 10, 2006

Myogen, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Myogen, Inc.

We have audited the accompanying consolidated balance sheets of Myogen, Inc. (a development stage enterprise) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period June 10, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2004, and for the period June 10, 1996 (inception) through December 31, 2004, were audited by other auditors whose report dated March 15, 2005 expressed an unqualified opinion on those statements. The financial statements for the period June 10, 1996 (inception) through December 31, 2004 include total revenues and net loss of $18,358,200 and $161,082,196, respectively. Our opinion on the statements of operations, shareholders’ equity, and cash flows for the period June 10, 1996 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Myogen, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended and the period from June 10, 1996 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Myogen Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Myogen, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Myogen, Inc. and its subsidiary (a development stage enterprise) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Denver, Colorado
March 15, 2005 except as to the impact of the discontinued operations disclosed in Note 4 for which the date is March 10, 2006

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$138,380	$70,669
Short-term investments	38,575	48,331
Research and development contract amounts due within one year	—	300
Prepaid expenses, accrued interest receivable and other current assets	2,752	1,772
Assets of discontinued operations	1,289	2,052

Total current assets	180,996	123,124
Long-term investments	5,362	—
Property and equipment, net	2,622	2,452
Other assets	27	27

Total assets	$189,007	$125,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,345	$10,510
Accrued liabilities	2,797	1,893
Current portion of deferred revenue	1,187	1,823
Current portion of other liabilities	142	119
Current portion of notes payable, net of discount	172	1,822
Liabilities of discontinued operations	264	220

Total current liabilities	14,907	16,387
Deferred revenue, net of current portion	1,656	1,399
Other long term liabilities, net of current portion	220	331
Notes payable, net of current portion and discount	—	172
Commitments and contingencies (see Note 8 and Note 13)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2005 and 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 41,962,587 and 35,731,581 shares issued and outstanding as of December 31, 2005 and 2004, respectively	42	36
Additional paid-in capital	412,862	286,017
Deferred stock-based compensation	(1,406)	(2,535)
Other comprehensive loss	(88)	(42)
Deficit accumulated during the development stage	(239,186)	(176,162)

Total stockholders’ equity	172,224	107,314

Total liabilities and stockholders’ equity	$189,007	$125,603

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative Period
				June 10, 1996
				(Inception) to
	2005	2004	2003	December 31, 2005
	(In thousands, except share and per share data)

Revenues — research and development contracts	$6,963	$6,606	$1,010	$14,579
Costs and expenses:
Research and development (excluding stock-based compensation expense of $4,111, $1,971, $2,373, and $8,938 respectively)	52,602	54,124	37,365	195,445
Selling, general and administrative (excluding stock-based compensation expense of $4,776, $1,977, $1,819 and $8,822, respectively)	13,141	8,358	3,683	36,926
Stock-based compensation	8,887	3,948	4,192	17,760

	74,630	66,430	45,240	250,131

Loss from operations	(67,667)	(59,824)	(44,230)	(235,552)
Interest income (expense), net	3,661	821	(136)	6,882

Loss from continuing operations	(64,006)	(59,003)	(44,366)	(228,670)
Discontinued operations, net of income taxes	982	1,318	1,218	4,564

Net loss	(63,024)	(57,685)	(43,148)	(224,106)
Accretion of mandatorily redeemable convertible preferred stock	—	—	(13,187)	(32,500)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(39,935)	(39,935)

Net loss attributable to common stockholders	$(63,024)	$(57,685)	$(96,270)	$(296,541)

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations	$(1.71)	$(2.05)	$(18.01)
Discontinued operations, net of income taxes	0.03	0.05	0.22

	$(1.68)	$(2.00)	$(17.79)

Weighted average common shares outstanding	37,416,368	28,839,076	5,411,891

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Net loss	—	$—	—	$—	$—	$—	$—	$—	$(71)	$(71)

Balance at December 31, 1996	—	—	—	—	—	—	—	—	(71)	(71)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(286)	(286)

Total comprehensive loss									(286)	(286)

Balance at December 31, 1997	—	—	—	—	—	—	—	—	(357)	(357)
Issuance of common stock for cash and notes receivable	—	—	680,000	1	15	—	(7)	—	—	9
Issuance of common stock in exchange for license agreements	—	—	46,542	—	23	—	—	—	—	23
Issuance of common stock for notes receivable	—	—	147,907	—	74	—	(74)	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(1,991)	(1,991)

Total comprehensive loss									(1,991)	(1,991)

Balance at December 31, 1998	—	—	874,449	1	112	—	(81)	—	(2,348)	(2,316)
Payments on notes receivable from stockholders	—	—	—	—	—	—	6	—	—	6
Receipt of funds for par value of restricted stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(112)	—	—	—	(216)	(328)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(3,319)	(3,319)

Total comprehensive loss									(3,319)	(3,319)

Balance at December 31, 1999	—	—	874,449	1	—	—	(75)	—	(5,883)	(5,957)
Issuance of Series B convertible preferred stock	803,606	1	—	—	1,104	—	—	—	—	1,105
Warrants issued in conjunction with note payable	—	—	—	—	11	—	—	—	—	11
Issuance of common stock in August 2000 at $0.50 per share upon the exercise of options	—	—	4,354	—	2	—	—	—	—	2
Issuance of common stock in November 2000 at $0.50 per share upon the exercise of options	—	—	10,542	—	5	—	—	—	—	5
Issuance of common stock in December 2000 at $1.15 per share upon the exercise of options	—	—	3,000	—	4	—	—	—	—	4

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Issuance of common stock upon the exercise of warrants	—	—	350	—	—	—	—	—	—	—
Deferred stock-based compensation related to options granted to consultants	—	—	—	—	90	(90)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	14	—	—	—	14
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(1,216)	—	—	—	(2,480)	(3,696)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(9,421)	(9,421)

Total comprehensive loss								(1)	(9,421)	(9,422)

Balance at December 31, 2000	803,606	1	892,695	1	—	(76)	(75)	(1)	(17,784)	(17,934)
Issuance of common stock in May 2001 at $0.86 per share upon the exercise of options	—	—	250	—	—	—	—	—	—	—
Issuance of common stock in July 2001 at $1.18 per share upon the exercise of options	—	—	255	—	—	—	—	—	—	—
Issuance of common stock in August 2001 at $0.59 per share upon the exercise of options	—	—	375	—	—	—	—	—	—	—
Issuance of common stock in December 2001 at $1.20 per share upon the exercise of options	—	—	16,628	—	15	—	—	—	—	15
Deferred stock-based compensation related to options granted to consultants	—	—	—	—	82	(82)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	38	—	—	—	38
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(97)	—	—	—	(510)	(607)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Unrealized gain on investments available for sale	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	(17,114)	(17,114)

Total comprehensive loss								33	(17,114)	(17,081)

Balance at December 31, 2001	803,606	1	910,203	1	—	(120)	(75)	32	(35,408)	(35,569)

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Issuance of common stock in January 2002 at $0.50 per share upon the exercise of options	—	—	6,000	—	3	—	—	—	—	3
Issuance of common stock in February 2002 at $1.18 per share upon the exercise of options	—	—	52,083	—	61	—	—	—	—	61
Issuance of common stock in March 2002 at $1.25 per share upon the exercise of options	—	—	833	—	1	—	—	—	—	1
Issuance of common stock in April 2002 at $1.17 per share upon the exercise of options	—	—	11,616	—	14	—	—	—	—	14
Issuance of common stock in May 2002 at $1.25 per share upon the exercise of options	—	—	1,250	—	2	—	—	—	—	2
Issuance of common stock in June 2002 at $1.25 per share upon the exercise of options	—	—	2,083	—	3	—	—	—	—	3
Issuance of common stock in October 2002 at $2.08 per share upon the exercise of options	—	—	1,892	—	4	—	—	—	—	4
Issuance of common stock in December 2002 at $1.25 per share upon the exercise of options	—	—	3,751	—	5	—	—	—	—	5
Issuance of common stock upon the exercise of warrants	—	—	34,650	—	17	—	—	—	—	17
Deferred stock-based compensation related to options granted to employees and consultants	—	—	—	—	2,288	(2,288)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	682	—	—	—	682
Warrants issued in conjunction with note payable	—	—	—	—	413	—	—	—	—	413
Repayment of notes receivable	—	—	—	—	—	—	75	—	—	75
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(2,811)	—	—	—	(11,873)	(14,684)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	137	—	137
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	—	(28,048)	(28,048)

Total comprehensive loss								192	(28,048)	(27,856)

Balance at December 31, 2002	803,606	1	1,024,361	1	—	(1,726)	—	224	(75,329)	(76,829)

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Issuance of common stock in January 2003 at $1.25 per share upon exercise of options	—	—	4,375	—	5	—	—	—	—	5
Issuance of common stock in July 2003 at $1.05 per share upon exercise of options	—	—	11,333	—	12	—	—	—	—	12
Issuance of common stock in August 2003 at $1.25 per share upon exercise of options	—	—	600	—	1	—	—	—	—	1
Issuance of common stock in September 2003 at $0.63 per share upon exercise of options	—	—	14,625	—	9	—	—	—	—	9
Issuance of common stock in October 2003 at $1.16 per share upon exercise of options	—	—	48,447	—	56	—	—	—	—	56
Issuance of common stock for cash-initial public offering in November 2003, net of offering costs of $7,175	—	—	5,750,000	6	73,319	—	—	—	—	73,325
Deferred stock-based compensation related to options granted to employees and consultants	—	—	—	—	9,196	(9,196)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,192	—	—	—	4,192
Accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(13,187)	—	—	—	—	(13,187)
Discount associated with Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	39,935	—	—	—	—	39,935
Beneficial conversion feature of Series D mandatorily redeemable convertible preferred stock in August 2003 at $6.875 per share	—	—	—	—	(39,935)	—	—	—	—	(39,935)
Conversion of Series A mandatorily redeemable convertible preferred stock	—	—	1,206,998	1	7,998	—	—	—	—	7,999
Conversion of Series B convertible preferred stock	(803,606)	(1)	160,713	—	1	—	—	—	—	—
Conversion of Series C mandatorily redeemable convertible preferred stock	—	—	2,618,175	3	23,884	—	—	—	—	23,887
Conversion of Series D mandatorily redeemable convertible preferred stock	—	—	15,618,300	15	127,787	—	—	—	—	127,802
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(106)	—	(106)
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	—	—	(43,148)	(43,148)

Total comprehensive loss								(202)	(43,148)	(43,350)

Balance at December 31, 2003	—	—	26,457,927	26	229,081	(6,730)	—	22	(118,477)	103,922

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Issuance of common stock in February 2004 at $1.20 per share upon exercise of options	—	—	7,958	—	9	—	—	—	—	9
Issuance of common stock in April 2004 at $1.17 per share upon exercise of options	—	—	8,077	—	9	—	—	—	—	9
Issuance of common stock in May 2004 at $1.25 per share upon exercise of options	—	—	10,649	—	13	—	—	—	—	13
Issuance of common stock in June 2004 at $1.40 per share upon exercise of options	—	—	23,925	—	33	—	—	—	—	33
Issuance of common stock in July 2004 at $1.44 per share upon exercise of options	—	—	558	—	1	—	—	—	—	1
Issuance of common stock in August 2004 at $1.42 per share upon exercise of options	—	—	2,839	—	4	—	—	—	—	4
Issuance of common stock in September 2004 at $1.29 per share upon exercise of options	—	—	2,975	—	4	—	—	—	—	4
Issuance of common stock in October 2004 at $1.33 per share upon exercise of options	—	—	8,223	—	11	—	—	—	—	11
Issuance of common stock in December 2004 at $1.25 per share upon exercise of options	—	—	1,000	—	1	—	—	—	—	1
Issuance of common stock upon the exercise of warrants	—	—	12,050	—	—	—	—	—	—	—
Issuance of common stock and warrants for cash in September 2004, net of offering costs of $2,892 at $6.525 per share	—	—	9,195,400	10	57,098	—	—	—	—	57,108
Deferred stock-based compensation related to options granted to employees and consultants	—	—	—	—	(247)	247	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,948	—	—	—	3,948
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	—	19
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	—	—	(57,685)	(57,685)

Total comprehensive loss								(64)	(57,685)	(57,749)

Balance at December 31, 2004	—	—	35,731,581	36	286,017	(2,535)	—	(42)	(176,162)	107,314

MYOGEN, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

									Deficit
							Notes	Other	Accumulated
	Series B Convertible				Additional	Deferred	Receivable	Comprehensive	During the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	from	Income	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Stage	Equity
	(In thousands, except share and per share data)

Issuance of common stock in February 2005 at $1.25 per share upon exercise of options	—	—	12,086	—	15	—	—	—	—	15
Issuance of common stock in March 2005 at $1.39 per share upon exercise of options	—	—	3,756	—	5	—	—	—	—	5
Issuance of common stock in April 2005 at $1.25 per share upon exercise of options	—	—	916	—	1	—	—	—	—	1
Issuance of common stock in May 2005 at $1.25 per share upon exercise of options	—	—	11,500	—	14	—	—	—	—	14
Issuance of common stock in June 2005 at $1.38 per share upon exercise of options	—	—	1,939	—	3	—	—	—	—	3
Issuance of common stock in July 2005 at $1.50 per share upon exercise of options	—	—	24,017	—	36	—	—	—	—	36
Issuance of common stock in August 2005 at $4.21 per share upon exercise of options	—	—	116,501	1	490	—	—	—	—	491
Issuance of common stock in September 2005 at $2.93 per share upon exercise of options	—	—	74,283	—	218	—	—	—	—	218
Issuance of common stock in October 2005 at $2.01 per share upon exercise of options	—	—	87,794	—	177	—	—	—	—	177
Issuance of common stock in November 2005 at $1.72 per share upon exercise of options	—	—	46,634	—	80	—	—	—	—	80
Issuance of common stock in December 2005 at $1.42 per share upon exercise of options	—	—	92,316	—	131	—	—	—	—	131
Issuance of common stock in January 2005 at $5.73 per share related to ESPP	—	—	19,469	—	112	—	—	—	—	112
Issuance of common stock in July 2005 at $6.01 per share related to ESPP	—	—	30,117	—	181	—	—	—	—	181
Issuance of common stock upon the exercise of warrants in July 2005 at $7.80 per share	—	—	1,217	—	10	—	—	—	—	10
Issuance of common stock upon the exercise of warrants in December 2005 at $7.80 per share	—	—	103,782	—	809	—	—	—	—	809
Issuance of common stock upon the cashless exercise of warrants in December 2005	—	—	228,335	—	—	—	—	—	—	—
Issuance of common stock for cash in September 2005, net of offering costs of $8,189 at $23.25 per share	—	—	5,376,344	5	116,805	—	—	—	—	116,810
Deferred stock-based compensation related to options granted to employees and consultants	—	—	—	—	7,758	(7,758)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	8,887	—	—	—	8,887
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Change in unrealized gain on investments available for sale	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(63,024)	(63,024)

Total comprehensive loss								(46)	(63,024)	(63,070)

Balance at December 31, 2005	—	$—	41,962,587	$42	$412,862	$(1,406)	$—	$(88)	$(239,186)	$172,224

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
	For the Years Ended			June 10, 1996
	December 31,			(Inception) to
	2005	2004	2003	December 31, 2005
	(In thousands)

Cash Flows From Operating Activities:
Net loss	$(63,024)	$(57,685)	$(43,148)	$(224,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	617	413	2,584
Amortization of deferred stock-based compensation	8,887	3,948	4,192	17,760
Amortization of debt discount	138	138	138	424
Amortization of investment (discount)/premium	(241)	582	76	580
Stock exchanged for license	—	—	—	1,163
Loss on disposal of property and equipment	40	—	12	74
Changes in operating assets and liabilities:
Trade accounts receivable	276	426	155	212
Research and development contract amounts	300	1,325	(625)	1,000
Inventories	58	466	136	(200)
Prepaid expenses, accrued interest and other assets	(1,006)	229	(1,296)	(3,082)
Accounts payable	227	3,032	4,222	10,244
Deferred revenue	(379)	(1,393)	3,615	1,843
Accrued liabilities	626	617	404	2,353

Net cash used in operating activities	(53,143)	(47,698)	(31,706)	(189,151)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,069)	(1,720)	(276)	(5,225)
Proceeds from sale of property and equipment	—	—	318	332
Purchases of investments	(51,088)	(111,470)	(114,805)	(485,901)
Proceeds from maturities and sales of investments	55,715	132,404	71,654	441,493

Net cash provided by (used in) investing activities	3,558	19,214	(43,109)	(49,301)

Cash Flows From Financing Activities:
Proceeds from related party note	—	—	—	370
Repayments of related party note	—	—	—	(290)
Proceeds from notes payable	—	—	—	5,250
Payments on notes payable	(1,959)	(1,777)	(1,092)	(5,078)
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	39,936	127,152
Proceeds from issuance of common stock, net of issuance costs	119,110	57,194	73,408	249,838
Payments on capital leases	(85)	(49)	(31)	(174)

Net cash provided by financing activities	117,066	55,368	112,221	377,068

Effect of exchange rates on cash	(71)	36	(61)	52
Net increase in cash and cash equivalents	$67,410	$26,920	$37,345	$138,668

Cash and cash equivalents, beginning of period	$70,669	$44,001	$6,960	$—
Cash and cash equivalents of discontinued operations, beginning of period	589	337	33	—
Net increase in cash and cash equivalents	67,410	26,920	37,345	138,668
Less: Cash and cash equivalents of discontinued operations, end of period	(288)	(589)	(337)	(288)

Cash and cash equivalents, end of period	$138,380	$70,669	$44,001	$138,380

Supplemental Disclosure of Cash and Non-Cash Financing Activities:
Interest paid	$137	$321	$583	$1,107
Acquisition of property and equipment under capital leases	38	63	54	313
Common stock issued in exchange for notes receivable	—	—	—	81
Convertible preferred stock issued in exchange for license	—	—	—	1,163
Mandatorily redeemable convertible preferred stock issued in lieu of cash commission on issuance of Series D mandatorily redeemable convertible preferred stock	—	—	—	929
Conversion of Series B convertible preferred stock for common stock upon initial public offering	—	—	1	1
Conversion of mandatorily redeemable preferred stock for common stock upon initial public offering	—	—	159,688	159,688
Deferred research and development contract revenue due within one year	—	—	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

1.	Formations and Business of the Company

Myogen, Inc. and its subsidiary (the “Company”) are in the development stage and are engaged in the discovery, development and sale of therapeutic drugs for the treatment of cardiovascular conditions. Myogen, Inc. was incorporated in the State of Colorado on June 10, 1996 (“Inception”) and on May  15, 1998 reincorporated in the State of Delaware. The Company currently has two product candidates in late-stage clinical development for two cardiovascular conditions. In addition, the Company’s research program is focused on creating disease-modifying drugs for chronic heart failure and other cardiovascular diseases.

In 1998, the Company obtained a license to enoximone for the treatment and prevention of certain forms of heart disease in humans. In 1999, the Company established Myogen GmbH, a wholly owned subsidiary located in Germany, through which the intravenous formulation of enoximone, Perfan® I.V., was sold in eight countries in Europe. In June 2000, the Company began Phase 3 clinical evaluation of the oral formulation of enoximone, enoximone capsules, with the initiation of EMOTE, which was completed in March 2004. In 2002, the Company initiated two additional enoximone capsule Phase 3 trials, the ESSENTIAL trials. Both EMOTE and ESSENTIAL yielded negative results, and the Company discontinued development of enoximone capsules in June 2005. In December 2005, the Board approved a plan to sell Myogen GmbH and sublicense the rights to Perfan® I.V. in markets outside North America to Wülfing Holding GmbH. See Notes 4 and 16.

In September 2001, the Company in-licensed ambrisentan. In 2002, the Company initiated a Phase 2 clinical trial of ambrisentan for pulmonary arterial hypertension. This trial was completed in 2003. The Company initiated two pivotal Phase 3 trials, ARIES-1 and -2 in January 2004. In 2005, we completed patient enrollment in ARIES-1 and -2 and announced positive top line results in the ARIES-2 trial.

In June 2003, the Company in-licensed darusentan. In July 2004, the Company initiated a darusentan Phase 2b clinical trial in resistant systolic hypertension. In August 2005, we reported positive top line results of the trial.

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

On September 21, 2005, the Company completed an underwritten public offering of 5,376,344 shares of newly issued common stock, receiving net proceeds of approximately $116.8 million.

2.	Liquidity

The Company has incurred significant losses and negative cash flows from operations in every fiscal period since Inception. For the years ended December 31, 2005, 2004 and 2003, the Company incurred losses from continuing operations of $64.0 million, $59.0 million, and $44.4 million, respectively, and negative cash flows from operations of $53.1 million, $47.7 million, and $31.7 million, respectively. As of December 31, 2005, the Company had a deficit accumulated during the development stage of $239.2 million. Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years.

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities. From Inception to December 31, 2005, the Company raised $377.0 million of net cash proceeds from the sale of equity securities.

Management believes that the existing cash, cash equivalents and investments on hand will be sufficient to continue operations through at least the end of 2007. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans on raising additional financing to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has generated limited revenue to date and its activities have consisted primarily of developing products, licensing products, raising capital and recruiting personnel. Accordingly, the Company is considered to be in the development stage as of December 31, 2005 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Myogen GmbH assets, liabilities and results of operations have been reclassified as discontinued operations for all periods presented. See Note 4.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Myogen, Inc. and its wholly owned subsidiary, Myogen GmbH. All significant inter-company accounts and transactions have been eliminated in consolidation. Myogen GmbH is included in discontinued operations, see discussion in Note 4.

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

Advertising Costs

The Company expenses all advertising, promotional and publication costs as incurred and classifies those costs under selling, general and administrative expenses. Total advertising costs were approximately

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,926,000 and $780,000 for the years ended December 31, 2005 and 2004, respectively. There were no advertising costs incurred during the year ended December 31, 2003.

Cash and Cash Equivalents

The Company considers all investments that, when purchased, have a remaining maturity of 90 days or less, to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Investments

Investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, those classified as available-for-sale are carried at fair value and total $43,937,000 and $48,331,000 at December 31, 2005 and 2004, respectively. Gains or losses on the sale of investments classified as available-for-sale are recognized on the specific identification method. Unrealized gains or losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair market value is determined to be other than temporary. As of December 31, 2005 and 2004, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type of investment classified as available-for-sale are as follows:

			Unrealized	Unrealized
	Amortized	Aggregate	Holding	Holding
Security Type	Cost Basis	Fair Value	Gains	Losses

December 31, 2005
Government securities	$21,015	$20,962	$—	$(53)
Corporate debt securities	14,345	14,309	—	(36)
Asset-backed securities	6,985	6,969	1	(17)
Commercial Paper	1,691	1,697	6	—

Total investments	$44,036	$43,937	$7	$(106)

December 31, 2004
Government securities	$27,729	$27,677	$—	$(52)
Corporate debt securities	17,395	17,371	—	(24)
Asset-backed securities	3,295	3,283	—	(12)

Total investments	$48,419	$48,331	$—	$(88)

All of the investments as of December 31, 2005 and 2004 that were in a loss position, have been in a continuous unrealized loss position for less than 12 months. Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.

All of the investments classified as short-term on the balance sheet have a maturity of longer than 90 days, but less than one year. All of the investments classified as long-term on the balance sheet have contractual maturities of greater than one year and less than two years.

Interest income recognized from investments totaled $3,935,000, $1,280,000 and $585,000 for the years ended December 31, 2005, 2004 and 2003, respectively,

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. All inventory is included in Assets of discontinued operations on the balance sheet. See Note 4.

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

Long-Lived Assets and Impairments

The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and, accordingly, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value less costs to sell such assets. A portion of the Company’s long-lived assets are included in Discontinued operations. See Note 4.

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

Product Sales

Sales are recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) product is shipped from the distributor’s consignment stock to the customer; (iii) the selling price is fixed or determinable; and (iv) collection is reasonably assured. Once the product is shipped to the customer, the Company does not allow product returns. All product sales are included in discontinued operations, net of income taxes, in the statement of operations. See Note 4.

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

Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the period of performance for the related services. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts may be considered multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of December 31, 2005 and 2004, valuation allowances have been established to reduce deferred tax assets to zero.

Foreign Currency Translation

The euro is the functional currency for the Company’s discontinued foreign subsidiary. The Company translates asset and liability accounts to the United States dollar based on the exchange rate as of the balance sheet date, while income statement and cash flow statement amounts are translated to the United States dollar at the average exchange rate for the period. Exchange gains or losses resulting from such translation are included as a separate component of stockholders’ deficit. Transaction gains and losses are recognized in income during the period in which they occur. During the years ended December 31, 2005, 2004 and 2003, the Company recognized net transaction losses of $10,000, $37,000 and gains of $340,000 from continuing operations, respectively, which are included in selling, general and administrative expense.

Concentration of Risk

The Company’s cash, cash equivalents and investments as of December 31, 2005 and 2004 are maintained in three financial institutions in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area. It is the Company’s practice to place its cash equivalents and investments in high quality securities in accordance with a written policy approved by the Company’s Board of Directors.

All of our research and development contract revenues and amounts due were from a single collaborator in 2005, 2004 and 2003.

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

	December 31,
	2005	2004	2003

Common stock options	2,084,529	2,068,251	2,263,623
Warrants	788,256	123,266	33,544
Employee stock purchase plan	21,609	—	—
Convertible preferred stock	—	—	132,980
Mandatorily redeemable convertible preferred stock	—	—	12,293,728

Total	2,894,394	2,191,517	14,723,875

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

				Cumulative Period
				from June 10, 1996
	Years Ended December 31,			(Inception) to
	2005	2004	2003	December 31, 2005

Net loss attributable to common stockholders, as reported	$(63,024)	$(57,685)	$(96,270)	$(296,541)
Deduct: total stock-based employee compensation expense determined under fair value based method	(6,436)	(5,824)	(3,509)	(16,842)
Add: total stock-based employee compensation expense recognized under the intrinsic rate based method	8,364	3,803	3,413	15,972

Pro forma net loss	$(61,096)	$(59,706)	$(96,366)	$(297,411)

Pro forma basic and diluted net loss per share	$(1.63)	$(2.07)	$(17.81)

Basic and diluted net loss per share, as reported	$(1.68)	$(2.00)	$(17.79)

For options granted prior to the commencement of public trading of the Company’s common stock, the fair value was determined at the date of grant using the Black-Scholes model with the following weighted average assumptions: no dividend yield, risk-free interest rates ranging from 2.3% to 6.8%, volatility factor of

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0% and an expected life of five years. Risk-free interest rates were determined using government securities with original maturities similar to the respective expected option life at date of grant. The estimated fair value for these options was calculated using the minimum value method and may not be indicative of the future pro forma effects of option grants on reported net income (loss) for future years since this model does not take into consideration volatility and the commencement of public trading in the Company’s common stock on October 30, 2003. The Black-Scholes model was utilized to calculate the value of the options issued after October 30, 2003 through December 31, 2003, using the following assumptions: no dividend yield, risk-free interest rates ranging from 3.0% to 3.1%, volatility factor of 100% and an expected life of five years. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company does not have a sufficient trading history from which to calculate volatility through October 2005. The expected stock price volatility for options granted from October 2005 through December 31, 2005 was estimated using the Company’s historical daily stock prices. The following weighted average assumptions were used in the Black-Scholes option-pricing model for employee options:

	2005	2004

Risk-free interest rate	3.69 - 4.44%	2.78 - 3.79%
Expected life (in years)	5	5
Expected volatility	74.94 - 100%	100%
Expected dividend yield	0%	0%

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

SFAS No. 123(R) and the related interpretations must be adopted no later than January 1, 2006. The Company adopted SFAS No. 123(R) effective as of January 1, 2006.

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

The Company plans to use the modified prospective method upon adoption on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options and the employee stock purchase plan. Accordingly, the adoption of the fair value method required under SFAS No. 123(R) will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The balance of unearned stock-based compensation to be expensed in the period 2006 to 2009 related to share-based awards unvested at

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $6.7 million. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. The Company anticipates it will grant additional employee stock options throughout 2006 to new employees and in the first quarter of 2006 as part of its regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then-current fair values.

Had the Company adopted SFAS No. 123(R) in 2004, the magnitude of the impact of that standard on the Company’s results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as illustrated in the pro forma table above for the periods through 2004. In 2005, the Company granted stock options with vesting conditional upon the Company’s stock price reaching a target amount for a specified length of time. These were treated as variable options in accordance with APB 25, and accordingly were marked to market each reporting period when it became probable that these options would ultimately vest. However, in accordance with FAS 123R, options with market conditions would have been valued using a lattice model and these options would not have been marked to market in 2005. Since the lattice model was not required prior to adoption, it is not reasonable to determine the impact adopting FAS 123R would have had on our operations in 2005. These options met the market condition in December 2005 and became fully vested. The stock-based compensation expense recorded in 2005 associated with these options was approximately $6.0 million.

The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of the Company’s stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized using the accelerated expensing method over their respective vesting periods, in accordance with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). Upon adoption, the Company plans to use the Black-Scholes model, with the expense amortized over the respective vesting period using the accelerated expensing method. The Company plans to use the SEC “shortcut” approach to determine the expected term of option grants subsequent to adoption, which results in a life of 6 years for the Company’s standard option grants. Standard option grants vest 25% after the first year and monthly thereafter through the fourth anniversary.

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

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for the Company will be January 1, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

4.	Discontinued Operations

On June 26, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company discontinued development of enoximone capsules. Perfan® I.V. would have served as a companion product to oral enoximone. Given the discontinuation of the oral enoximone program, the Board approved a plan to sell Myogen GmbH, a wholly-owned European subsidiary, and sublicense the rights to Perfan® I.V. (intravenous enoximone) in markets outside North America to Wülfing Holding GmbH. The sublicense will require the purchaser to pay the Company a royalty on all future sales of Perfan of 8% as long as the Company maintains its license with Aventis, in which the Company pays a royalty on Perfan sales. See Note 13. The Company would hold a passive royalty interest in Perfan and will have no influence over marketing or distribution of Perfan and the royalty is not expected to be a significant source of revenues. Therefore, the passive royalty interest is not considered direct cash flows of a disposed component as defined by EITF 03-13, Applying the Conditions in Paragraph 42 of Statement 144 in Determining Whether to Report Discontinued Operations. See Note 16.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the accompanying consolidated financial statements reflect the results of operations and financial position of Myogen GmbH and Perfan® I.V. related activity as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for dates presented are as follows:

	December 31,
	2005	2004

Cash and cash equivalents	$288	$589
Trade accounts receivable	508	946
Finished products	167	212
Raw materials	34	46
Prepaid expenses and other assets	274	207
Property and equipment, net	18	52

Assets of discontinued operations	$1,289	$2,052

	December 31,
	2005	2004

Accounts payable	$189	$171
Other liabilities	75	49

Liabilities of discontinued operations	$264	$220

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the income from the discontinued operations of each period presented:

				Cumulative Period
				from June 10, 1996
	Years Ended December 31,			(Inception) to
	2005	2004	2003	December 31, 2005

Product sales	$3,162	$3,318	$2,846	$13,903
Pre-tax income from operations	1,008	1,340	1,257	4,672
Income taxes	(25)	(22)	(39)	(108)

Discontinued operations, net of income taxes	$983	$1,318	$1,218	$4,564

All product sales from Inception to December 31, 2005 have occurred in Europe through the Company’s subsidiary, Myogen GmbH and are summarized by country as follows:

	Years Ended December 31,
	2005	2004	2003

Sales:
Netherlands	$1,186	$1,039	$796
Germany	974	853	720
United Kingdom	671	681	542
France	234	304	342
Italy	27	395	405
Other	70	46	41

	$3,162	$3,318	$2,846

5.	Property and Equipment

Property and equipment are summarized as follows:

	December 31,
	2005	2004

Laboratory equipment and other	$2,077	$1,576
Computer equipment and software	1,265	931
Leasehold improvements	1,048	858
Furniture and fixtures	480	343
Manufacturing equipment	27	48
Capital projects in progress	142	185

	5,039	3,941
Less accumulated depreciation	(2,417)	(1,489)

	$2,622	$2,452

Property and equipment recorded under capital leases totaled $313,000 and $275,000 as of December 31, 2005 and 2004, respectively, and is included in computer equipment and software. In addition, amortization expense related to assets under capital lease was $66,000, $53,000, and $47,000 for the years ended December 31, 2005, 2004, and 2003 respectively and $185,000 for the period from Inception to December 31, 2005.

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Payable and Accrued Liabilities

Accounts payable are comprised of the following:

	December 31,
	2005	2004

Trade accounts payable	$10,234	$10,290
Related parties (Note 14)	111	220

	$10,345	$10,510

Included in trade accounts payable are accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to us in subsequent accounting periods. These accruals were approximately $6.4 million in 2005 and $5.7 million in 2004. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from these estimates.

Accrued liabilities are comprised of the following:

	December 31,
	2005	2004

Accrued personnel costs	$2,379	$1,181
Accrued professional services	221	263
Advances for reimbursable research and development expenses	99	313
Accrued royalties	52	69
Accrued taxes	46	67

	$2,797	$1,893

7.	Borrowings

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

The notes payable matures in January 2006, therefore, as of December 31, 2005 the balance is classified as a current liability, and the related discount was fully amortized.

Interest expense recognized in association with these loans and capital lease obligations (Note 8) totaled $274,000, $459,000, and $721,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Commitments and Contingencies

The Company leases office and research and development facilities under agreements that expire in 2006 and 2008. The Company has options to renew the lease agreement for two five-year terms. Total rent expense

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2005, 2004 and 2003 was $490,000, $553,000 and $416,000, respectively and $2,489,000 for the period from Inception to December 31, 2005.

The Company entered into several capital leases in order to finance certain equipment acquisitions. As of December 31, 2005, the aggregate future minimum lease obligations for capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year are as follows for each of the years ending December 31:

	Capital Leases	Operating Leases

2006	$84	$376
2007	42	380
2008	16	323
2009	9	—
2010	9	—

Total future minimum lease payments	160	$1,079

Less amount representing interest	(16)

Present value of future minimum lease payments	144
Less current portion	(74)

Capital lease obligations, less current portion	$70

From time to time, the Company becomes involved in legal proceedings arising in the ordinary course of business. The Company was not involved in any material legal proceedings as of December 31, 2005.

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

On June 26, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company discontinued development of enoximone capsules in June 2005. From the time of discontinuing the program through December 31, 2005, the Company recorded approximately $8.9 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the discontinuation of the development of enoximone capsules. Approximately $2.7 million remains accrued at December 31, 2005 with approximately $6.2 million in payments made since the program was discontinued.

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Preferred Stock

As of December 31, 2005 and 2004 the Company had 5,000,000 authorized but unissued shares of undesignated preferred stock.

10.	Stockholders’ Equity

Registration Statement

The Company has in effect a universal shelf registration statement on SEC Form S-3. The universal shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, shares of preferred stock, depository shares, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $250 million. To date no securities have been issued pursuant to this registration statement

Common Stock

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

On November 4, 2003, the Company completed an initial public offering of 5,000,000 shares of its common stock. On November 7, 2003, the public offering underwriters’ completed the exercise of their over-allotment option for an additional 750,000 shares. Concurrent with the closing of the initial public offering, all of the 98,021,120 shares of convertible preferred stock outstanding automatically converted into common stock at a five-to-one ratio, resulting in the issuance of 19,604,186 shares of common stock and the Company increased the authorized number of shares of common stock to 100,000,000 shares and decreased the authorized number of undesignated preferred shares to 5,000,000 shares. The Company received net proceeds of $73,325,000 from its initial public offering, net of $7,175,000 in expenses and underwriters’ discount relating to the issuance and distribution of the securities.

On September 29, 2004, the Company completed a Private Investment in a Public Entity (PIPE) financing with net proceeds of $57,108,000, net of $2,892,000 in expenses and placement agent fees, in which 9,195,400 new shares of common stock were issued.

On September 21, 2005, the Company completed an underwritten public offering of 4,675,082 shares of newly issued common stock and the exercise by the underwriters of their over-allotment option to purchase an additional 701,262 shares of common stock, all at $23.25 per share before underwriting discounts and commissions. The net proceeds of this offering were $116,810,000, net of $8,189,000 in expenses and underwriting discounts and commissions.

Warrants

On September 29, 2004, the Company completed a PIPE financing, in which warrants exercisable for 1,839,080 shares of common stock were issued. The warrants have an exercise price per share of $7.80, with a five-year life and are fully vested and exercisable six months from the closing date. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as permanent equity and valued at fair value on the date of issuance. The fair value of the warrants at the grant date of $10,133,000 was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 100%;

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk-free interest rate of 3.37% and a contractual life of five years. The warrant holders have the ability to cashless exercise when the current market price of the Company’s common stock is greater than the warrant exercise price and a registration statement for the resale of the shares is not then in effect. There is no provision for net-cash settlement of the warrants and any liquidated damages related to the warrant holders’ registration rights do not exceed what would be a reasonable discount on registered shares. During 2005, 362,079 of these warrants were exercised and there are 1,477,001 warrants outstanding at December 31, 2005.

In December 2002, the Company issued warrants to purchase 327,273 shares of Series D Preferred Stock with an exercise price of $1.375 per share to certain financial institutions in connection with a term loan. Upon the conversion of the Preferred Stock into common stock in November 2003, these warrants became exercisable for 65,453 shares of common stock with an exercise price of $6.875 per share. The Company allocated the proceeds between the warrants and the term loan in accordance with the provisions of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). Upon date of grant, the warrants were ascribed a relative fair value of $412,844 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 2.8% and a contractual life of ten years. This amount was recorded as a debt discount and is amortized over the three-year term of the loan. The life of the warrants is equal to ten years from the date of grant. These warrants were exercised and there are no warrants outstanding at December 31, 2005.

In 2000, the Company issued a warrant to purchase 9,090 shares of Series C Preferred Stock with an exercise price of $1.375 per share to a financial institution in connection with a term loan. Upon the conversion of the Preferred Stock into common stock in November 2003, this warrant became exercisable for 1,818 shares of common stock with an exercise price of $6.875 per share. The Company allocated the proceeds between the warrant and the term loan in accordance with the provisions of APB 14. Upon date of grant, the warrant was ascribed a relative fair value of $10,815 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 6.6% and a contractual life of ten years. These warrants were exercised and there are no warrants outstanding at December 31, 2005.

The Company has reserved 1,477,001 shares of common stock for the potential exercise of warrants.

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

At December 31, 2005, the Company had reserved an aggregate of 4,793,314 shares of common stock for issuance under the Plan and 1,275,569 options were available for grant. Options granted may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a four-year period, subject to acceleration upon the occurrence of certain events. The option price of any incentive stock option shall equal or exceed the fair value per share on the date of grant as determined by the Company’s Board of Directors prior to the initial public offering or market closing price after the initial public offering, or 110% of the fair value per share in the case of a 10% or greater stockholder.

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

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Incentive and Non-Qualifying Stock Options
	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 2004	3,330,861	$3.96	1,547,422	$2.02

Granted (at market)	814,720	$10.36
Exercised	(471,742)	$2.48
Canceled	(156,094)	$7.55

Outstanding at December 31, 2005	3,517,745	$5.49	2,090,858	$4.08

The total options outstanding and exercisable under the Plan as of December 31, 2005 are as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.50 - $ 1.15	53,000	3.81	$1.00	53,000	$1.00
$ 1.25	1,435,809	6.11	$1.25	1,108,715	$1.25
$ 2.50	15,777	5.61	$2.50	14,618	$2.50
$ 5.00	614,197	7.65	$5.00	358,265	$5.00
$ 5.40 - $ 8.10	404,384	8.55	$7.16	116,233	$7.23
$ 8.16	34,500	8.87	$8.16	9,342	$8.16
$ 8.48	490,290	6.24	$8.48	284,690	$8.48
$ 8.57 - $12.80	204,016	8.66	$10.11	83,402	$10.64
$12.81 - $27.59	265,772	8.98	$18.66	62,593	$16.79

	3,517,745	7.03	$5.49	2,090,858	$4.08

For options granted at market value under the Plan, the per share weighted average grant date fair value was $8.33, $8.57 and $11.68 during 2005, 2004 and 2003, respectively. The per share weighted average grant date fair value of options granted below market value under the Plan during 2003 was $11.21; and there were no below market value option grants in 2005 or 2004.

Stock-Based Compensation

In connection with certain option grants to employees, the Company recognized $7,337,000, $12,000 and $8,317,000 of deferred stock-based compensation for the years ended December 31, 2005, 2004 and 2003, respectively, for the excess of the fair value of the Company’s common stock over the exercise price of the option at the date of grant. Of these amounts, the Company recognized stock-based compensation expense of $8,364,000, $3,803,000 and $3,413,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Stock-based employee compensation expense is recognized over the option vesting period using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”).

During the years ended December 31, 2005, 2004 and 2003, the Company granted 20,500, 12,000 and 47,000 options, respectively, to consultants. The Company recorded deferred stock-based compensation of $421,000, $236,000 and $878,000 related to such grants in 2005, 2004 and 2003, respectively, of which $522,000, $145,000 and $779,000 was recognized in operations in 2005, 2004 and 2003, respectively. The fair

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of these options are calculated at each reporting date using the Black-Scholes option-pricing model. As a result, the stock-based compensation expense will fluctuate as the fair value of the Company’s common stock fluctuates. The Company believes that the fair values of the options are more reliably measurable than the fair value of the services received. The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry because the Company does not have a sufficient trading history from which to calculate volatility through October 2005. The expected stock price volatility was estimated using the Company’s historical daily stock prices from October 2005 through December 31, 2005. The following weighted average assumptions were used in the Black-Scholes option-pricing model for consultant options:

	2005	2004	2003

Risk-free interest rate	3.69 - 4.44%	3.28 - 3.77%	2.74 - 3.36%
Expected life (in years)	10	10	10
Expected volatility	74.94 -100%	100%	100%
Expected dividend yield	0%	0%	0%

401(k) Plan

The Company’s employee savings and retirement plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees may elect to defer their current compensation up to the statutorily prescribed annual limits and have the amount of such reduction contributed to the 401(k) Plan. As of December 31, 2005, the Company had not made any matching or additional contributions to the 401(k) Plan on behalf of its employees.

Employee Stock Purchase Plan

The Company instituted an employee stock purchase plan in 2003, in which substantially all of its regular employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. The Board of Directors has the authority to set the terms of an offering and may specify offering periods of up to 27 months. The plan allows participants to purchase Myogen common stock through payroll deductions at a price 15% less than the lower of the closing price for the beginning of the offering period or the purchase date. The plan allows for the issuance of 250,000 shares of common stock to eligible employees. In 2005, 49,586 shares were issued pursuant to this plan. During 2004 and 2003, no shares were issued pursuant to this plan. The purchase price of the stock is 85% of the lower of its beginning-of-enrollment period or end-of-measurement period market price. Each enrollment period is two years, with six-month measurement periods ending January 31 and July 31, provided that a new two year offering will commence immediately after the end of a measurement period if the fair market value of the Company’s common stock at the end of such measurement period is less than the fair market value of the Company’s common stock on the initial day of such offering.

For the years ended December 31, 2005 and 2004, the weighted-average fair value of the purchase rights granted were $4.04 and $4.84 per share, respectively. The Black-Scholes model was utilized to calculate the value of the purchase rights, using the following assumptions:

	2005	2004

Risk-free interest rate	2.72 - 3.81%	3.69%
Expected life (in years)	0.5 - 2	2
Expected volatility	100%	100%
Expected dividend yield	0%	0%

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma stock-based compensation, net of the effect of adjustments, was $615,000 and $79,000 in 2005 and 2004, respectively, for the ESPP.

12.	Income Taxes

All of the losses from continuing operations were from U.S. operations.

The income tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$73,366	$51,517
Amortization of intangibles	5,049	5,317
Orphan drug and research and development credit carryforwards	12,140	4,601
Deferred revenue	1,125	1,352
Stock-based compensation	3,238	484
Other	275	231

Total deferred tax assets	95,193	63,502
Deferred tax liabilities:
Depreciable assets	(36)	(6)

Total deferred tax liabilities	(36)	(6)

Net deferred tax assets, before valuation allowance	95,157	63,496
Valuation allowance	(95,157)	(63,496)

Net deferred tax assets	$—	$—

The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the uncertainty of achieving profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% for 2005, 2004 and 2003 to the loss from continuing operations as follows for the years ended:

	December 31,
	2005	2004	2003

U.S. federal income tax benefit at statutory rates	$(22,402)	$(20,651)	$(15,528)
Permanent differences	330	1,152	1,063
Orphan drug and research and development credit carryforwards	(7,539)	(3,177)	(1,224)
State income tax benefit, net of federal benefit	(2,050)	(1,811)	(1,271)
Change in valuation allowance	31,661	24,487	16,960

	$—	$—	$—

As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $196.9 million, which includes approximately $5.1 million of deductions related to stock-based compensation that are not realized as deferred tax assets until current taxes payable can be reduced. These net

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards will expire beginning in 2011. In addition, the Company had research and development credit and orphan drug credit carryforwards of $3.3 million and $8.8 million, respectively, as of December 31, 2005, to offset future regular and alternative tax expense. The research and development credit and orphan drug credit carryforwards expire beginning in 2018 and 2024, respectively, and are subject to review and possible adjustment by the Internal Revenue Service.

The Tax Reform Act of 1986 limits a company’s ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50 percent, as defined in the Act. The Company has completed numerous financings that may have cumulatively resulted in a change in ownership in excess of 50 percent, as so defined. The utilization of net operating loss and tax credit carryforwards may be limited due to these ownership changes. The Company has not yet completed an analysis of these limitations, therefore, the amount of these limitations, if any, is unknown, and net operating and tax credit carryforwards may expire unused.

In 2004, one of the Company’s product candidates, ambrisentan, was granted orphan drug designation for the treatment of pulmonary arterial hypertension by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses.

13.	Royalty and License Commitments

From time to time, the Company enters into royalty and license agreements (the “Agreements”) with universities, companies, research groups and others, resulting in certain commitments. The Company may terminate such Agreements at any time, generally with 30 to 60 days written notice. The Company has expensed $527,000, $2,205,000 and $7,442,000 related to the Agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

The Agreements are summarized as follows:

In September 1998, the Company entered into a license agreement with University License Equity Holdings, Inc., (formerly University Technology Corporation), (“ULEHI”), an affiliate of the University of Colorado, under which ULEHI granted to the Company an exclusive, worldwide license to practice, develop and use certain of ULEHI’s technology and licensed patent rights to develop and market the Company’s products. In exchange for the license agreement, the Company made a small upfront payment and issued 46,542 shares of its common stock valued at $0.50 per share. The license agreement expires on December 31, 2018. Under the license agreement, the Company will be required to pay an annual license maintenance fee, an annual minimum research support payment and quarterly royalty payments based on a percentage of net quarterly product sales. The terms of the agreement also require the Company to pay for all costs related to obtaining and maintaining patents on the technology. As of December 31, 2005, no royalty payments have been made and no royalty payments are due. The Company incurred sublicense fees of $13,000 and $25,000 to ULEHI under this agreement for the years ending December 31, 2005 and 2003, respectively. No sublicense fees were incurred in 2004. This agreement was amended in November 2003 to modify the royalty payment timeline and to include milestone payments for any drugs developed from the licensed technology, up to a maximum of $400,000 in the case of a drug for which an application for marketing approval is filed.

In October 1998, the Company entered into a license agreement with Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.), to obtain an exclusive worldwide license for the right to develop and commercialize enoximone. On November 23, 1999, the Company and Aventis amended the licensing agreement, reducing annual payments required under the agreement. In January 2005, we entered into a material amendment to the Aventis license agreement. Pursuant to the amendment, Aventis agreed to divest its rights, including all royalty rights, to all forms of enoximone in the United Kingdom and Belgium. In conjunction with such divestiture, the Company agreed to a modest increase in the royalty rates payable to

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aventis with respect to the oral form of enoximone in European countries other than the United Kingdom and Belgium (the “Limited European Countries”). Royalties payable with respect to the intravenous formulation of enoximone (Perfan(R) I.V.) remained unchanged in the Limited European Countries and royalties payable with respect to all forms of enoximone remained unchanged in all countries other than the Limited European Countries. Through December 31, 2005, the Company has made $5.5 million in license payments under this agreement. No additional license or milestone payments are due under this agreement. The Company pays Aventis royalties based on sales. See Note 16.

In December 1999, the Company entered into a license agreement with the Board of Regents of the University of Texas System (“UTS”) to obtain certain patent and technology rights. Under the agreement, the Company is required to make payments totaling $3.2 million on achieving certain milestone objectives beginning with the initiation of Phase I clinical trials and through the filing of a new drug application for a licensed or identified product. Effective July  7, 2000, the agreement was amended to require an annual license fee of $50,000 on each anniversary of the effective date, beginning with the later of December 2002 or the termination of the sponsored research agreement discussed below. This license agreement is also subject to the terms of the Sponsored Research Agreement entered into concurrently with the Patent and Technology License Agreement, under which the Company currently pays $250,000 per annum through March 31, 2007. During the year ended December 31, 2005, the Company incurred sublicense fees of $31,000 under this agreement. As of December 31, 2003, the Company had accrued $162,500 in accounts payable to a related party under this agreement for a sublicense fee.

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

Concurrent with the UTS licensing agreement, the Company entered into a Sponsored Research Agreement with the University of Texas Southwestern Medical Center for a term of three years. As consideration for the research performed by the University of Texas Southwestern Medical Center, the Company is required to pay the related expenses, plus other indirect costs of such research. In 2002, total payments made under the agreement and expensed to research and development were $360,000. During 2004, the Company paid $110,000 in license fees and $275,000 for research under this agreement. During 2005, the Company paid $50,000 in license fees and $250,000 for research under this agreement. This agreement will terminate on March 31, 2007, unless terminated earlier under the terms of the agreement.

In October 2001, the Company entered into an agreement with Abbott Laboratories for the exclusive license to develop and commercialize ambrisentan, an endothelin receptor antagonist compound. Under the agreement, the Company is required to make payments on attainment of certain milestone objectives. In addition, the Company was required to reimburse Abbott for costs related to the development expenditures already incurred by them as of the effective date of the agreement. The Company has made license and cost-reimbursement payments totaling $5.8 million in the past and an additional cost-reimbursement payment for additional feasibility and evaluation studies performed on the Company’s behalf of $690,000 was accrued at December 31, 2003. In 2004, the Company made a $1.5 million milestone payment as a result of the initiation

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its Phase 3 ARIES trials for ambrisentan. Milestone payments totaling $4.5 million will be made in the future if the agreement remains in effect through the successful commercialization of ambrisentan in pulmonary arterial hypertension.

In June 2003, the Company entered into a license agreement with Abbott under which the Company received an exclusive worldwide license from Abbott to develop and commercialize darusentan for all conditions except oncology. In consideration for the license, the Company paid Abbott initial license fees of $5.0 million and is obligated to make future milestone payments totaling $25.0 million if the Company successfully commercializes the drug for a single condition. Additional milestone payments would be due if the Company commercializes darusentan for additional conditions. However, in no event would the Company be obligated to pay more than $50.0 million in total milestone and license fees. In addition, the Company will owe royalties based on net sales of darusentan. If the Company seeks a co-promotion arrangement for darusentan in any country or group of countries, Abbott has the right of first negotiation. Abbott also has the option to be the exclusive development and commercialization partner for darusentan in Japan, upon terms to be negotiated. If the Company does not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected countries, paying the Company a royalty on its sales. The Company must use reasonable commercial diligence to develop and commercialize darusentan and to meet milestones in completing certain clinical work. The term of the agreement is indefinite, however, either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.

In February 2002, the Company entered into a Sponsored Research Agreement with the Board of Regents of the University of Wisconsin System (“UWS”), effective October 2001. Under the terms of the agreement, the Company is required to reimburse UWS for all direct and indirect costs of such research up to a maximum amount. Total payments made under the agreement in 2005, 2004 and 2003 were $84,000, $211,000 and $211,000, respectively. This agreement terminated in 2005.

In February 2004, the Company entered into an additional Sponsored Research Agreement with UWS, related to ambrisentan. Under the terms of the agreement, the Company is required to reimburse UWS for all direct and indirect costs of such research up to a maximum amount. Total payments made under the agreement in $95,000 and $105,000, in 2005 and 2004, respectively. This agreement will terminate on January 31, 2006, unless terminated earlier by its terms. The Company has an obligation to pay a total of an additional $22,000 in 2006.

During 2002, the Company entered into a collaborative research agreement with an unrelated third party associated with the Company’s EMPOWER study. Under this agreement, the Company is entitled to certain milestone payments in conjunction with the Phase 3 study. As of December 31, 2005, the Company accrued $99,000 under this agreement which is reflected as a reduction in research and development expense as costs are incurred. During 2005, 2004 and 2003, $214,000, $332,000 and $355,000 of research and development expenses, respectively, were reduced under this agreement. No additional payments are expected to be received given the termination of the enoximone program in June 2005.

On October 8, 2003, the Company entered into a research collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the discovery and development of novel drugs for the treatment of cardiovascular disease. In exchange for a $4.0 million upfront payment, a deferred payment of an additional $1.0 million which was made to the Company in October 2004 and an obligation by Novartis to provide research funding to the Company through October 2006, Novartis has the exclusive right to license drug targets and product candidates developed through the collaboration. In May 2005, the Company expanded the collaboration to include its histone deacetylase inhibitor (HDACi) program. The expansion of the collaboration extends research funding with respect to the HDACi program for a minimum of three years and includes undisclosed signing fees, milestone payments and royalty payments on sales of products that are successfully commercialized. Upon execution of a license for a product candidate, Novartis is obligated to fund all further

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development of that product candidate, make payments to the Company upon the achievement of certain milestones and pay the Company royalties for sales if the product is successfully commercialized. To date, Novartis has not licensed any drug targets or compounds under the terms of the collaboration. Upon execution of a license, Novartis is obligated to fund all further development of the licensed product candidate, make payments to the Company upon the achievement of certain milestones and pay the Company royalties for sales of any products that are successfully commercialized. Upon the completion of Phase 2 clinical trials of any product candidate Novartis has licensed from the Company (with the exception of certain HDACi product candidates), the Company has the option to enter into a co-promotion and profit sharing agreement with them for that product candidate, subject to reimbursement by the Company of a portion of Novartis’ development expenses up to that point, the Company’s agreement to share the future development and marketing expenses for the relevant product candidate and elimination of the royalty payable to the Company.

The agreement provides Novartis the right to extend the collaboration for an additional period of up to two years. Thereafter, the collaboration can be extended by mutual agreement of the parties. The collaboration agreement provides Novartis with the unilateral right to terminate or extend the collaboration at the end of the respective three year periods. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with sixty (60) days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). In addition, the collaboration agreements may be terminated upon breach of the license, insolvency of either party, mutual written agreement or the sale of the Company to a competitor of Novartis.

14.	Related Party Transactions

During 1998, the Company entered into consulting agreements with three stockholders of the Company. The agreements are renewable annually upon mutual consent. One agreement expired in 1999 and was not renewed. Another agreement terminated in 2003. For the years ended December 31, 2005, 2004 and 2003 and the period from Inception to December 31, 2005, the Company incurred consulting fees of $24,000, $24,000, $30,000 and $228,000 related to these agreements, respectively. In addition, the Company granted to two of these stockholders options to purchase a total of 24,000 shares of the Company’s common stock at $0.50 per share. For consulting services provided during 2001, certain of such stockholders also received options to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.50, vesting over four years. The options were valued on their respective grant dates using the Black-Scholes option-pricing model resulting in an insignificant stock-based compensation charge over the vesting period. During 2003, a new consulting agreement was entered into with one of these stockholders, with a three-year term. The consulting fees will be $24,000 per year and it granted 12,000 options to purchase the Company’s common stock at an exercise price of $7.50, vesting over three years. These options were valued on the grant date using the Black-Scholes option-pricing model, which resulted in a total value of $133,000, of which $78,000, $25,000 and $36,000 was recognized as stock-based compensation expense during the years ended December 31, 2005, 2004 and 2003, respectively.

During 1999, the Company entered into separate consulting agreements with two stockholders of the Company. The agreements extend for three years and are renewable annually thereafter upon mutual consent. For the years ended December 31, 2005, 2004 and 2003 and the period from Inception to December 31, 2005, the Company incurred consulting fees of $72,000, $68,000, $71,000 and $472,000, respectively, related to these agreements. One agreement expired in 2002 and was not renewed. The remaining agreement was amended in 2003 to extend the expiration date of the agreement to December 31, 2007 and grant an additional 30,000 options. For consulting services provided prior to 2001, the stockholders also received options to purchase 62,000 shares of the Company’s common stock at a weighted average exercise price of $1.10, vesting over four years. The options were valued on their respective grant dates using the Black-Scholes option-pricing model. The options have a total value of approximately $603,000 of which approximately $37,000 reduction

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in stock-based compensation expense during the year ended December 31, 2004, and $34,000 and $349,000 was recognized as stock-based compensation expense during the years ended December 31, 2005 and 2003, respectively. The additional 30,000 options granted in 2003 have an exercise price of $7.50, vesting over two years. The options were valued on the grant date using the Black-Scholes option-pricing model, which resulted in a total value of $392,000, of which $62,000, $97,000 and $141,000 was recognized as stock-based compensation expense during the years ended December 31, 2005, 2004 and 2003, respectively.

Dr. Michael Bristow, a Director of the Company, has served as a director of Touchstone Research, Inc., formerly Clinical Cardiovascular Research, LLC, for each of the last three years. On December 4, 1998, the Company entered into a Clinical Research Services Master Agreement with Clinical Cardiovascular Research, LLC, as amended, pursuant to which it paid $1,474,000 in 2003 and $2,141,000 in 2002. This agreement terminated in December 2003, however, $604,000 and $1,367,000 of research was performed in 2005 and 2004, respectively, on a fee for service basis. Payments pursuant to this agreement and fee for service expenses totaled $10,247,000 for the period from Inception to December 31, 2005. Such payments are recorded as research and development expense. See Note 16.

The Company has made annual contributions of $169,000, $228,000 and $269,000 for fiscal years ended December 31, 2005, 2004 and 2003, respectively, and $1,795,000 for the period from Inception to December 31, 2005, to the University of Colorado to support academic research in heart failure, including research performed by Dr. Michael Bristow. Such contributions and payments were recorded as research and development expense.

15.	Business Segments

The Company operates in the United States and in certain countries throughout Europe under one operating segment. All product sales from Inception to December 31, 2005 have occurred in Europe through the Company’s subsidiary. In December 2005, the Company’s subsidiary met the criteria for discontinued operations and is reflected as such in the accompanying financial statements. See Notes 4 and 16.

16.	Subsequent Events

Under the terms of the sale and sublicense agreements, Wülfing has agreed to pay Myogen approximately $6.1 million on or prior to February 10, 2006 and a royalty on future net sales of Perfan® I.V., all of which has been received. In exchange, Wülfing will receive an exclusive sublicense to manufacture and commercialize Perfan® I.V. in markets outside North America, all of the outstanding capital stock of Myogen GmbH, rights to certain Perfan® I.V. trademarks and all existing inventories of Perfan® I.V. finished product.

On February 22, 2006, the Strategic Alliance Agreement previously executed by Myogen and ARCA Discovery, Inc., a biopharmaceutical company formed by Dr. Michael Bristow, became effective and Myogen received 614,834 shares of common stock of ARCA Discovery, Inc. in consideration for the grant of a sub-license to certain intellectual property that the Company was not pursuing. The Company’s shares represent an ownership interest in ARCA Discovery, Inc. of less than seven percent.

On March 3, 2006, Myogen entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited, a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with Glaxo Group Limited, “GlaxoSmithKline”). Under the terms of the GSK License Agreement, GlaxoSmithKline receives an exclusive sublicense to Myogen’s rights to ambrisentan outside of the United States. Myogen received an upfront payment of $20 million and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $80 million in milestone payments. In addition, Myogen will receive stepped royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory. Myogen will

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to conduct and bear the expense of all clinical development activities that the parties currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense.

Under the terms of the Flolan Distribution Agreement, Myogen will receive exclusive rights to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period after commencement of our distribution and related commercial activities. Myogen expects to commence distributing and marketing Flolan® in the second quarter of 2006.

17.	Quarterly Financial Results (Unaudited) (in thousands, except per share data)

2005	March 31,	June 30,	September 30,	December 31,

Revenues — research and development contracts	$1,706	$1,580	$1,779	$1,898
Costs and expenses:
Research and development*	17,405	20,691	6,031	8,475
Selling, general and administrative*	2,979	2,683	3,298	4,181
Stock-based compensation	516	518	1,267	6,586
Loss from continuing operations	(18,631)	(21,702)	(8,172)	(15,501)
Discontinued operations, net of income taxes	330	182	306	164
Net loss attributable to common stock	$(18,301)	$(21,520)	$(7,866)	$(15,337)
Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations	$(0.52)	$(0.61)	$(0.23)	$(0.37)
Discontinued operations, net of income taxes	0.01	0.01	0.01	—

	$(0.51)	$(0.60)	$(0.22)	$(0.37)

MYOGEN, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004	March 31,	June 30,	September 30,	December 31,

Revenues — research and development contracts	$1,340	$1,664	$1,667	$1,935
Costs and expenses:
Research and development*	14,624	12,462	12,335	14,703
Selling, general and administrative*	1,786	1,871	1,895	2,806
Stock-based compensation	1,212	1,122	943	671
Loss from continuing operations	(16,111)	(13,655)	(13,349)	(15,888)
Discontinued operations, net of income taxes	125	445	346	402
Net loss attributable to common stock	(15,986)	(13,210)	(13,003)	(15,486)
Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations	$(0.61)	$(0.52)	$(0.50)	$(0.44)
Discontinued operations, net of income taxes	0.01	0.02	—	0.01

	$(0.60)	$(0.50)	$(0.50)	$(0.43)

*	Excludes Stock-based compensation expenses.

INDEX TO EXHIBITS

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

3.1		Restated Certificate of Incorporation.	S-1/A	10/1/2003	3.4
3.2		Amended and Restated Bylaws.	S-1/A	10/1/2003	3.5
4.1		Specimen Stock Certificate. 2003 Equity Incentive Plan of the Company, Form of Grant Notice and Form of.	S-1/A	10/1/2003	4.2
10	.1(1)	Stock Option Agreement.	S-1/A	10/1/2003	10.1
10	.2(1)	2003 Employee Stock Purchase Plan of the Company.	S-1/A	10/1/2003	10.2
10	.3(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.	10-K	3/15/2005	10.10
10.4		Form of Indemnification Agreement entered into by each of Myogen’s Executive Officers and Directors.	S-1	8/28/2003	10.11
10.5		Lease Agreement between the Company and Church Ranch Business Center, LLC, dated January 1, 2002.	S-1	8/28/2003	10.12
10	.6=	License Agreement between Aventis Pharmaceuticals, Inc. (formerly Hoechst Marion Roussel, Inc.) and the Company, dated October 1, 1998, as amended November 23, 1999 and June 2, 2003.	S-1	8/28/2003	10.17
10	.7=	License Agreement between Abbott Deutschland Holding GmbH and the Company, dated October 8, 2001.	S-1	8/28/2003	10.18
10	.8=	Intellectual Property License Agreement between the University Technology Corporation and the Company, dated September 1, 1998, as amended January 26, 2001 and November 12, 2002.	S-1	8/28/2003	10.19
10	.9=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 4, 1998, as amended January 4, 2001.	S-1	8/28/2003	10.20
10	.10=	Patent and Technology License Agreement between the Board of Regents of The University Of Texas System and the Company, dated December 1, 1999, as amended July 7, 2000 and December 20, 2001.	S-1	8/28/2003	10.21
10	.11=	Exclusive Patent And Technology License Agreement between the Board of Regents of The University of Texas System and the Company, dated January 1, 2002.	S-1	8/28/2003	10.22
10	.12=	License Agreement between Abbott Laboratories and the Company, dated June 30, 2003.	S-1	8/28/2003	10.23
10	.13=	Collaboration and Option Agreement between Novartis Institutes for Bio Medical Research, Inc. and the Company dated October 8, 2003.	S-1/A	10/9/2003	10.24
10	.14=	Form of License, Development and Commercialization Agreement between Novartis Institutes for BioMedical Research, Inc. and the Company.	S-1/A	10/9/2003	10.25
10	.15=	Materials Transfer Agreement between the Regents of the University of Colorado and the Company, dated September 12, 2003.	S-1/A	10/9/2003	10.26
10.16		Indemnification Agreement between Kirk K. Calhoun and the Company, dated as of January 16, 2004.	10-K	3/1/2004	10.27
10.17		First Amendment to Lease Agreement between Sevo Miller, Inc., as receiver on behalf of Church Ranch Business Center, LLC, and the Company, dated December 2, 2003.	10-K	3/1/2004	10.28

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

10	.18=	Third Amendment to Intellectual Property License Agreement between University License Equity Holdings, Inc. and the Company, dated November 24, 2003.	10-K	3/1/2004	10.29
10	.19=	Amendment No. 3 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated November 6, 2003.	10-K	3/1/2004	10.30
10	.20=	Amendment No. 1 to Patent and Technology License Agreement between the Board of Regents of the University of Texas System and the Company, dated as of February 10, 2004.	10-K	3/1/2004	10.31
10	.21=	Patent License Agreement between the University of Texas System, the University of North Texas Health Science Center at Fort Worth and the Company, dated January 13, 2000.	10-K	3/1/2004	10.32
10	.22(1)	2003 Employee Stock Purchase Plan — August 1, 2004 Offering.	10-Q	8/9/2004	10.33
10.23		Securities Purchase Agreement, dated September 24, 2004, by and among the Company and the investors named therein.	8-K	9/29/2004	10.34
10.24		Second Amendment to Lease Agreement between LaSalle Bank, N .A. (formerly known as LaSalle National Bank), as Trustee for the Certificate holders Under the Pooling and Servicing Agreement, and the Company, dated April 15, 2004.	8-K	10/1/2004	10.35
10.25		Third Amendment to Lease Agreement between Scott Kaufman and the Company, dated September 30, 2004.	8-K	10/1/2004	10.36
10	.26+	Third Amendment to the License Agreement by and between Aventis Pharmaceuticals, Inc. and Myogen, dated January 27, 2005.	10-K	3/15/2005	10.37
10	.27(1)	2003 Employee Stock Purchase Plan — February 1, 2005 Offering.	10-K	3/15/2004	10.38
10	.28(1)	2004 and 2005 Discretionary Bonus Program.	8-K	3/9/2005	10.39
10	.29+	Amendment to Collaboration and Option Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc., dated May 23, 2005.	8-K	5/26/2005	10.40
10	.30+	Form of License, Development and Commercialization Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc.	8-K	5/26/2005	10.41
10.31		2005 and 2006 Discretionary Bonus Program.	8-K	2/27/2006	—
10.32		Sale and Sublicense Agreement by and among Myogen, Wülfing Holding GmbH, Wülfing Pharma GmbH and Myogen GmbH, dated January 27, 2006.				x
10.33		Stock Purchase Agreement by and among Wülfing Holding GmbH, Wülfing Pharma GmbH and Myogen.				x
16.1		Letter from PricewaterhouseCoopers LLC to the SEC.	8-K	3/23/2005	16.1
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				x
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				x
24.1		Powers of Attorney. Reference B made to page. 65				x

			Incorporated by Reference**			Filed
Exhibit No		Exhibit Description	Form	Date	Number	Herewith

31	.1 C	Certification of principal executive officer required by Rule 13a-14(a).				x
31	.2 C	Certification of principal financial officer required by Rule 13a-14(a).				x
32	.1#	Section 1350 Certification.				x

(1)	Indicates Management Contract or Compensatory Plan or Arrangement.

=	We have been granted confidential treatment with respect to the omitted portions of this agreement.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.