Form 10-Q
period 2006-03-31
MYOGEN INC
filed 2006-05-09
CIK 1101052

UNITED STATES SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission File Number
000-50438
Myogen, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	84-1348020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7575 West 103rd Avenue, Suite 102
Westminster, CO 80021
(303) 410-6666
(Address, including zip code, and telephone number,
including area code, of principal executive offices)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 5, 2006 there were 42,464,920 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.
This Quarterly Report on Form 10-Q consists of 47 pages.

MYOGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MYOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$154,962	$138,380
Short-term investments	36,000	38,575
Prepaid expenses, accrued interest receivable and other current assets	4,285	2,752
Assets of discontinued operations	—	1,289

Total current assets	195,247	180,996

Long-term investments	2,878	5,362
Property and equipment, net	2,810	2,622
Other assets	53	27

Total assets	$200,988	$189,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,150	$10,345
Accrued liabilities	867	2,797
Current portion of deferred revenue	4,201	1,187
Current portion of other liabilities	140	142
Current portion of notes payable, net of discount	—	172
Liabilities of discontinued operations	—	264

Total current liabilities	19,358	14,907

Deferred revenue, net of current portion	19,656	1,656
Other long term liabilities, net of current portion	186	220

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2006 and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,378,130 and 41,962,587 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	42	42
Additional paid-in-capital	416,850	412,862

Deferred stock-based compensation	—	(1,406)
Other comprehensive loss	(105)	(88)
Accumulated deficit	(254,999)	(239,186)

Total stockholders’ equity	161,788	172,224

Total liabilities and stockholders’ equity	$200,988	$189,007

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Sublicense revenues	$1,972	$—
Research and development contracts	1,797	1,706

	3,769	1,706

Costs and expenses:
Research and development (including stock-based compensation expense of $1,230 and $264, respectively)	16,227	17,669
Selling, general and administrative (including stock-based compensation expense of $1,912 and $252, respectively)	7,213	3,231

	23,440	20,900

Loss from operations	(19,671)	(19,194)
Interest income, net	1,923	563

Loss from continuing operations before cumulative effect of a change in accounting principle	(17,748)	(18,631)
Cumulative effect of a change in accounting principle	172	—

Loss from continuing operations	(17,576)	(18,631)
Gain on the sale of discontinued operations	1,763	—
Discontinued operations, net of income taxes	—	330

Net loss	$(15,813)	$(18,301)

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations before cumulative effect of a change in accounting principle	$(0.42)	$(0.52)
Cumulative effect of a change in accounting principle	0.00	0.00
Discontinued operations, net of income taxes	0.04	0.01

	$(0.38)	$(0.51)

Weighted average common shares outstanding	42,168,261	35,757,832

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(15,813)	$(18,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	218
Cumulative effect of a change in accounting principle	(172)	—
Gain on the sale of discontinued operations	(1,763)	—
Stock-based compensation expense	3,142	516
Amortization of debt discount	—	34
Amortization of investment discount	(77)	(9)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(208)
Research and development contract amounts	—	(1,250)
Inventories	—	27
Prepaid expenses, accrued interest and other assets	(492)	450
Accounts payable	3,725	3,027
Deferred revenue	22,515	(456)
Accrued liabilities	(1,945)	(1,190)

Net cash provided by (used in) operating activities	9,399	(17,142)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(467)	(410)
Purchases of investments	(5,663)	(12,748)
Proceeds from maturities and sales of investments	10,792	14,470

Net cash provided by investing activities	4,662	1,312

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	2,424	132
Payments on notes payable	(172)	(472)
Payments on capital leases	(19)	(17)

Net cash provided by (used in) financing activities	2,233	(357)

Effect of exchange rates on cash	—	(18)

Net (decrease) increase in cash and cash equivalents	16,294	(16,205)

Cash and cash equivalents, beginning of period	138,380	70,669
Cash and cash equivalents of discontinued operations, beginning of period	288	589
Net (decrease) increase in cash and cash equivalents	16,294	(16,205)
Less: Cash and cash equivalents of discontinued operations, end of period	—	(383)

Cash and cash equivalents, end of period	$154,962	$54,670

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$—	$1
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 1: Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2005, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2006.
     On March 3, 2006, Myogen entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited, a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with Glaxo Group Limited, “GlaxoSmithKline”). Under the terms of the GSK License Agreement, GlaxoSmithKline received an exclusive sublicense to Myogen’s rights to ambrisentan outside of the United States. Myogen received an upfront payment of $20 million and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $80 million in milestone payments. In addition, Myogen will receive stepped royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory. Myogen will continue to conduct and bear the expense of all clinical development activities that the parties currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense.
     Under the terms of the Flolan Distribution Agreement, Myogen received exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States for a three year period after commencement of our distribution and related commercial activities. Myogen commenced distributing and marketing Flolan in the second quarter of 2006.
     As a result of the GSK License Agreement and Flolan Distribution Agreement, the Company has commenced its planned principal operations and is no longer considered to be in the development stage as of March 31, 2006 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
     Reclassifications
     Certain reclassifications have been made to prior period financial statements. Previously, the Company recorded amortization of stock compensation as a separate line item of the consolidated statements of income. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107) which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “stock-based compensation expense” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income or net income. Additionally, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the accompanying consolidated financial statements reflect the results of operations and financial position of Myogen GmbH and Perfan I.V. inventory as discontinued operations.

     Stock-based Compensation
     On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations.
     The Company adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 3 “Stock Options and Stock-based Compensation” for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based employee compensation expense is recognized over the option vesting period, which is equivalent to the requisite service period, using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”). Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
Note 2: Liquidity
     Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years. To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities.
     Based on current spending projections, management believes that the Company’s existing cash, cash equivalents and investments will be sufficient to continue operations through at least the end of 2007. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans to conduct additional financings to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.
Note 3: Stock Options and Stock-based Compensation
     In July 1998, the Board of Directors approved the Company’s 1998 Equity Incentive Plan, under which the Company may grant options, stock bonuses, stock appreciation rights and rights to purchase stock to officers, employees, consultants and directors. In September 2003, the Board of Directors approved the amendment and restatement of the 1998 Equity Incentive Plan as the 2003 Equity Incentive Plan (as amended and restated, the “Plan”), which became effective upon the initial closing of the initial public offering on November 4, 2003. The options are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, unless specifically designated as non-qualifying stock options or unless exceeding the applicable statutory limit.

     At March 31, 2006, the Company had reserved an aggregate of 6,520,247 shares of common stock for issuance under the Plan and 2,522,019 options were available for grant. Options granted may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a four-year period, subject to acceleration upon the occurrence of certain events. The option price of any incentive stock option shall equal or exceed the fair value per share on the date of grant as determined by the Company’s Board of Directors prior to the initial public offering or market closing price after the initial public offering, or 110% of the fair value per share in the case of a 10% or greater stockholder.
     Impact of the Adoption of FAS 123(R)
     The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, also using the accelerated amortization method under FIN 28. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows:

Research and development	$1,230
General and administrative	1,912

$3,142
     The Company previously accounted for forfeitures related to options prior to adoption as they actually occurred, as allowed under APB 25. In accordance with FAS 123(R), forfeitures must be estimated and the stock-based compensation expense recorded must be reduced by the estimated forfeitures. The cumulative effect of a change in accounting principle of $172,000 relates to the estimated forfeitures on options unvested at the date of adoption, for which stock-based compensation expense had been recorded in the statement of operations in prior periods.
     Prior to the adoption of FAS 123(R), the intrinsic value of unvested stock options was recorded as deferred stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the deferred stock-based compensation balance of approximately $1.4 million was reclassified to additional-paid-in-capital.
     Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. There were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises, so this had no impact on our financing or operating cash flows for any period.
     Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the three month period ended March 31, 2006 for employee options:

2006
Risk-free interest rate	4.45-4.81%
Expected life (in years)	6
Weighted-average volatility	75.5%
Expected dividend yield	0%

     The Company used the SEC “shortcut” approach to determine the expected term of option grants subsequent to adoption, which resulted in a life of 6 years for the Company’s standard option grants. Standard option grants vest 25% after the first year and monthly thereafter through the fourth anniversary. Our computation of expected volatility for the first quarter of 2006 is based on historical volatility. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the forfeiture rate for stock options using 7% for executives and Board of Director members and 15% for other employees.
     Activity of the Plan is summarized in the following table for the three months ended March 31:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2006	3,517,745	$5.49
Granted (at market)	855,300	38.42
Exercised	(371,196)	5.80
Forfeited/expired/cancelled	(3,621)	10.26

Outstanding at March 31, 2006	3,998,228	$12.50	7.53	$96,794

Vested and expected to vest at March 31, 2006	3,807,681	$12.05	7.46	$93,826

Vested at March 31, 2006	2,052,189	$3.81	6.23	$66,459

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.2 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $10.8 million and $108,000, respectively, determined as of the date of option exercise.
     The weighted average grant-date fair value of options granted to employees in the three-month period ended March 31, 2006 and 2005 was $29.53 and $6.75, respectively.
     As of March 31, 2006, there was approximately $23.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     Associated with the sale of Myogen GmbH in January 2006 (see Note 4), the Company entered into a Transition Benefit Agreement with a key employee of Myogen GmbH which accelerated the vesting of the previously granted stock options by one year. As a result of that modification, the Company recognized additional compensation expense of $144,000 for the three months ended March 31, 2006.
     Pro forma Information for Periods Prior to the Adoption of FAS 123(R)
     Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company measured compensation expense to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting For Stock Issued to Employees (“APB 25”) and provided pro forma disclosures of net loss as if the fair value based method was applied as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, the Company did not recognize compensation expense for options granted to employees when the exercise price equals or exceeds the fair value of common stock as of the grant date. Stock-based awards to consultants are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company’s ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

     The pro forma information for the three months ended March 31, 2005 was as follows:

Net loss attributable to common stockholders, as reported	$(18,301)
Add: Total stock-based employee compensation expense included in reported net loss	494
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,282)

Pro forma net loss	$(19,089)

Pro forma basic and diluted net loss per common share	$(0.53)

Basic and diluted net loss per common share, as reported	$(0.51)

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for employee options:

2005
Risk-free interest rate	3.69-4.17%
Expected life (in years)	5
Expected volatility	100%
Expected dividend yield	0%
     The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company did not have a sufficient trading history from which to calculate volatility through March 31, 2005.
     Employee Stock Purchase Plan
     The Company instituted an employee stock purchase plan in 2003, in which substantially all of its regular employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. The Board of Directors has the authority to set the terms of an offering and may specify offering periods of up to 27 months. The plan allows participants to purchase Myogen common stock through payroll deductions at a price 15% less than the lower of the closing price for the beginning of the offering period or the purchase date. The plan allows for the issuance of 500,000 shares of common stock to eligible employees. During the three months ended March 31, 2006 and 2005, 44,347 and 19,469 shares were issued pursuant to this plan, respectively. At March 31, 2006, approximately 406,000 shares were available for purchase under the plan. Each enrollment period is two years, with six-month measurement periods ending January 31 and July 31, provided that a new two year offering will commence immediately after the end of a measurement period if the fair market value of the Company’s common stock at the end of such measurement period is less than the fair market value of the Company’s common stock on the initial day of such offering.
     For the three months ended March 31, 2006 and 2005, the weighted-average fair value of the purchase rights granted were $15.72 and $3.99 per share, respectively. The Black-Scholes model was utilized to calculate the value of the purchase rights for the three months ended March 31, using the following assumptions:

	2006	2005
Risk-free interest rate	4.52-4.82%	2.72-3.27%
Expected life (in years)	0.5-2	0.5-2
Expected volatility	76%	100%
Expected dividend yield	0%	0%
     For the three months ended March 31, 2006, $625,000 was recorded as stock-based compensation in the statement of operations. Pro forma stock-based compensation, net of the effect of adjustments, was $84,000 for the three months ended March 31, 2005.
     As of March 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Note 4: Discontinued Operations
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the accompanying consolidated financial statements reflect the results of operations and financial position of Myogen GmbH and Perfan I.V. inventory as discontinued operations.
     The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations as of December 31, 2005 are as follows:

Cash and cash equivalents	$288
Trade accounts receivable	508
Finished products	167
Raw materials	34
Prepaid expenses and other assets	274
Property and equipment, net	18

Assets of discontinued operations	$1,289

Accounts payable	$189
Other liabilities	75

Liabilities of discontinued operations	$264

     The following table sets forth the income from the discontinued operations as of March 31, 2005:

Product sales	$909
Pre-tax income from operations	336
Income taxes	(6)

Discontinued operations, net of income taxes	$330

     All product sales have occurred in Europe through the Company’s subsidiary, Myogen GmbH and are summarized by country as follows for the period ended March 31, 2005:

Netherlands	$363
Germany	262
United Kingdom	202
France	71
Other	11

$909

     As a result of a detailed review of our strategic options, the Company sold Myogen GmbH and the Perfan I.V. inventory and sublicensed its rights to Perfan I.V. in markets outside North America to Wülfing Holding GmbH in January 2006. Under the terms of the agreements, Wülfing paid the Company $6.1 million. Under the terms of the sale and sublicense agreement with Wülfing, the Company’s rights to certain Perfan trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and the existing inventory of finished Perfan I.V were transferred to Wülfing.
     Under the terms of the stock purchase agreement with Wülfing, Wülfing purchased the outstanding capital stock of Myogen GmbH. The fair value of the assets and liabilities acquired by Wülfing, which included the Perfan inventory, exceeded the carrying value, resulting in a gain on the sale of discontinued operations of $1,763,000 recorded in the three month period ended March 31, 2006.
     The sublicense agreement with Wülfing is subject to the terms of the Company’s license agreement with Aventis. The sublicense also obligates Wülfing to pay the Company royalties based on net sales of Perfan I.V. outside North America. Such obligations are generally coterminous with the Company’s obligations to pay royalties to Aventis under the license agreement. The Company recognized $1,783,000 as sub-license revenue associated with the sublicense of its rights to Perfan I.V. in markets outside North America in the three month period ended March 31, 2006. Under certain circumstances involving an interruption of sales of Perfan I.V. in Europe, the Company may be required to refund up to $1.5 million to Wülfing, which is recorded as deferred revenue which will be recognized upon the expiration of interruption of sales obligations.

Note 5: Comprehensive Loss
     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(15,813)	$(18,301)
Change in unrealized gain (loss) on investments available for sale	(7)	(23)
Foreign currency translation adjustment	—	(11)

Total comprehensive loss	$(15,820)	$(18,335)

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
     The milestone payments received under the GSK License Agreement were analyzed in accordance with the policy outlined above. The Company expects that the service obligations related to the GSK License Agreement will extend beyond product approval, with potentially substantial obligations required related to GSK’s commercialization of the product and obligations to support other clinical and non-clinical activities required to obtain and maintain regulatory approvals in the GSK territories. The Company’s estimated service obligation is through December 31, 2014.
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
     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Common stock related to options	2,625,848	1,571,828
Warrants	1,145,889	4,521
Employee stock purchase plan	26,773	—

Total	3,798,510	1,576,349

Note 8: Accounts Payable
     Accounts payable are comprised of the following:

	March 31,	December 31,
	2006	2005
Trade accounts payable	$14,083	$10,234
Related parties	67	111

	$14,150	$10,345

     Included in trade accounts payable are accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to us in subsequent accounting periods. These accruals were approximately $7.0 million at March 31, 2006 and $6.4 million at December 31, 2005. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from these estimates.
     On June 26, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone capsules in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company discontinued development of enoximone capsules in June 2005. From the time of discontinuing the program through March 31, 2006, the Company recorded approximately $8.9 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the discontinuation of the development of enoximone capsules. Approximately $1.9 million remains accrued at March 31, 2006 with approximately $7.0 million in payments made since the program was discontinued.
Note 9: Commitments and Contingencies
     In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of distributors of its marketed product, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and in accordance with SFAS No. 5, Accounting for Contingencies. No such losses have been recorded to date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-K.
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
     Forward-looking statements in this report include statements relating to:
•	the development of ambrisentan and darusentan, including projected regulatory, commercialization and clinical trial timelines;

•	expected trends and projections relating to sales of Flolan and our income and expense line items; and

•	expectations regarding our financial condition and liquidity, including the adequacy of our existing capital resources.
     These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part II of this Quarterly Report under the heading “Risk Factors,” other cautionary statements included in this report, in our Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K. We are providing the information in this Quarterly Report filed on Form 10-Q as of the date of this report. Except as required by law, we undertake no duty to update any forward-looking statements to reflect the effect on those statements of subsequent events or changes in our expectations or assumptions.
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We believe our advanced understanding of the biology of cardiovascular disease combined with our clinical development expertise in cardiovascular therapeutics provide us with the capability to discover novel therapies, as well as identify, license, acquire, develop and market products that address serious, debilitating cardiovascular disorders that are not adequately treated with existing therapies.
     We have two selective oral endothelin receptor antagonist (ERA) product candidates in our product portfolio. We are preparing a New Drug Application for ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH), after successfully completing two Phase 3 trials in December 2005 and April 2006. We are preparing to initiate two Phase 3 trials for darusentan for the treatment of patients with resistant hypertension, after successfully completing a Phase 2b clinical trial in August 2005. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets.
     On March 3, 2006, we entered into a broad collaboration with GlaxoSmithKline (GSK) in connection with which we licensed manufacturing, development and commercialization rights for ambrisentan to GSK in all territories outside of the United States and, simultaneously, received rights to market and distribute Flolan (epoprostenol sodium) for a three year period in the United States. Flolan was approved by the United States Food and Drug Administration (FDA) in 1995 and is indicated for the long-term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy.

     We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (Novartis), through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
     Revenues

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:
Sublicense revenues	$1,972	$—
Research and development contracts	1,797	1,706

	$3,769	$1,706

     Sublicense revenues
     Sublicense revenues in 2006 consisted of $189,000 related to the sublicense of ex-U.S. rights to ambrisentan to GSK and $1.8 million related to the sublicense of Perfan I.V. in January 2006. The sublicense revenue from GSK is derived from the non-refundable upfront payment of $20 million made by GSK in March 2006, which is being recognized ratably over the expected service period. The $1.8 million related to the Perfan I.V. sublicense was recognized in January 2006, as no future service is required.
     We expect that the sublicense revenues related to the GSK sublicense in subsequent quarters will be approximately $716,000 per quarter, based on the upfront payment and a $5.25 million milestone achieved in April 2006 upon the announcement of the ARIES-1 results. We do not expect any significant additional sublicense revenues related to Perfan I.V. in 2006.
     Research and development contracts revenue
     Research and development contracts revenues for the three months ended March 31, 2006 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended March 31, 2006 mainly consisted of license revenue totaling $297,000 and research support funding of $1.5 million. The research and development contracts revenue for the three months ended March 31, 2005 mainly consisted of license revenue totaling $417,000 and research support funding of $1.25 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the service period. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed.
     We expect both license revenue and research support in subsequent quarters of 2006 will be similar to the amounts recognized in the first quarter.
     Costs and Expenses

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Costs and expenses:
Research and development (including stock-based compensation expense)	$16,227	$17,669
Selling, general and administrative (including stock-based compensation expense)	7,213	3,231

	$23,440	$20,900

     Research and Development
     Research and development expenses, including stock-based compensation expenses, are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Development
Enoximone capsules	$(226)	$10,021
Flolan	14	—
Ambrisentan	10,763	4,538
Darusentan	2,329	1,220

Total development	12,880	15,779
License fees
Enoximone	—	—
Ambrisentan	—	—
Darusentan	—	—
Other	59	59

Total license fees	59	59
Discovery research	2,058	1,567
Stock-based compensation expense	1,230	264

Total research and development	$16,227	$17,669

     Development expenses for the enoximone capsules program were negligible in the three months ended March 31, 2006 due to the discontinuation of this program in June 2005.
     Ambrisentan development expenses in the three months ended March 31, 2006 increased by $6.2 million as compared to the same period in 2005. This increase was associated with:
•	$4.7 million in expenses for several Phase 1 ambrisentan studies initiated in the second half of 2005 that carried over into 2006;

•	$850,000 for increased numbers of patients enrolled the ongoing ARIES extension trial;

•	$525,000 for manufacturing, analytical testing and regulatory compliance;

•	$350,000 for AMB-222 LFT rescue trial; and

•	$888,000 for increased internal expenses associated with an increase in the number of employees for the management of the ambrisentan trials.
     These increases were partially offset by a $1.1 million decrease related to the conclusion of our two Phase 3 ARIES trials.
     We anticipate development expenses associated with ambrisentan will continue to increase in 2006 as we continue clinical development, commercial and manufacturing scale up activities.
     Darusentan development expenses in the three months ended March 31, 2006 increased by $1.1 million as compared to the same period in 2005, primarily related to:
•	$1.1 million in expenses for set-up activities for Phase 3 clinical trials of darusentan;

•	$535,000 for manufacturing, analytical testing and regulatory compliance; and

•	$450,000 for increased internal expenses associated with an increase in the number of employees for the management of the darusentan trials.

     These increases were partially offset by a $1.0 million decrease in costs related to the completion of the darusentan Phase 2b clinical trial in mid-2005.
     We believe our costs for the development of darusentan will continue to increase in 2006 compared to 2005 due to the costs to prepare for and conduct pivotal Phase 3 trials.
     Discovery research expenses increased by about $490,000 in the three months ended March 31, 2006 as compared to the same period in 2005. The increase related to increased staffing levels and to increased lab supply and equipment costs. We expect a further increase in discovery research expense in 2006 due to a planned expansion of our research staff and activities, much of which will not lead to increased research contracts revenue.
     See discussion on stock-based compensation below for explanation of the $1.0 million increase related to the adoption of FAS 123(R).
     Selling, General and Administrative
     The $4.0 million increase in selling, general and administrative expense for the three months ended March 31, 2006 as compared to the same period in 2005 primarily relates to:
•	$935,000 increase in market research costs;

•	$690,000 related to increased staffing, relocation and related recruiting costs;

•	$630,000 increase in insurance and professional service costs; and

•	$1.7 million increase in stock-based compensation expense related to the adoption of FAS 123(R), see discussion below.
     We expect a significant increase in selling, general and administrative expense in 2006, based on the fact that we are expanding our sales, marketing and administrative organizations to prepare for the marketing and distribution of Flolan in the United States, which we commenced in the second quarter of 2006, and our expectation that we will expand our efforts to prepare for the potential commercialization of ambrisentan.
     Stock-Based Compensation
     The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Research and development	$1,230	$264
Selling, general and administrative	1,912	252

	$3,142	$516

     Effective January 1, 2006, we adopted Statement No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized compensation expense related to the below-market options granted to employees prior to the initial public offering.
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Of the $3.1 million of stock-based compensation recognized in the three months ended March 31, 2006, $2.5 million was related to our stock option plan and $625,000 was related to our employee stock purchase plan. Associated with the sale of Myogen GmbH in January 2006, the Company entered into a Transition Benefit Agreement with a key employee of Myogen GmbH which accelerated the vesting of the previously granted stock options by one year. As a result of that modification, the Company recognized additional compensation expense of $144,000 for the three months ended March 31, 2006, which is included in the $2.5 million of stock-based compensation discussed previously.
     As of March 31, 2006, there was approximately $23.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. As of March 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.
     Stock-based compensation expenses in the period ended March 31, 2005 related to the continued vesting of deemed below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, we have not granted options to employees with exercise prices deemed below the fair market value on the date of grant.
     Interest Income, Net
     Interest income net of interest expense was $1.9 million and $563,000 for the three months ended March 31, 2006 and 2005, respectively. Interest income was $1.9 million and $650,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income in 2006 relates to the increased investment balance in 2006 as a result of the funds raised in our September 2005 financing. Interest expense declined to $4,000 from $87,000 for the three months ended March 31, 2006 and 2005, respectively, as a result of our term loan being paid off in January 2006.
     Cumulative effect of a change in accounting principle
     Effective January 1, 2006, we adopted Statement No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized compensation expense related to the below-market options granted to employees prior to the initial public offering. We accounted for forfeitures related to these options as they actually occurred, as allowed under APB 25. In accordance with FAS 123(R), forfeitures must be estimated and the stock-based compensation expense recorded must be reduced by the estimated forfeitures. The cumulative effect of a change in accounting principle relates to the estimated forfeitures on options unvested at the date of adoption, for which stock-based compensation expense had been recorded in the statement of operations in prior periods.

     Discontinued Operations
     Gain on sale of discontinued operations of $1.8 million relates to the sale of Myogen GmbH and related assets completed in January 2006.
     Discontinued operations, net of income taxes is the consolidated income and expenses associated with the operations of Myogen GmbH and the sub-licensing of Perfan I.V., which met the criteria for such treatment as of December 31, 2005.
     The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Product sales	$—	$909
Operating expenses	—	(573)
Income taxes	—	(6)

	$—	$330

Liquidity and Capital Resources
     Our cash, cash equivalents and investments from continuing operations amounted to $193.8 million and $182.3 million at March 31, 2006 and December 31, 2005, respectively. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, expenses related to preparations for the planned commercial launch of ambrisentan, as well as payroll costs. Our cash outflows beyond one year are expected to consist of the same types of expenditures, plus additional marketing and selling costs to fund the actual launch of ambrisentan. We believe that our cash, cash equivalents and investment balances will allow us to fund our future working capital and capital expenditures through at least the end of 2007.
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
     At March 31, 2006, we had approximately $2.8 million in net fixed assets. We expect to purchase additional equipment and to invest in leasehold improvements in 2006, and we expect our spending on fixed assets to grow in future years. We are considering relocating our office and laboratory to a new leased facility. This move would entail a substantial investment in leasehold improvements in late 2006 and 2007.
     Operating activities resulted in net cash inflows of $9.4 million and outflows of $17.1 million for the three months ended March 31, 2006 and 2005, respectively. The net cash inflows in 2006 primarily relates to the $20.0 million non-refundable upfront payment received from GSK related to the GSK License Agreement and $6.1 million received from the sale and sublicense agreement with Wülfing.
     Investing activities resulted in net cash inflows of $4.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. The net cash inflow for the three months ended March 31, 2006 resulted from $0.5 million in capital asset expenditures and $5.7 million in purchases of investments offset by $10.8 million in proceeds related to the maturity of investments. The net cash inflow for the three months ended March 31, 2005 resulted from $0.4 million in capital asset expenditures and $12.7 million in purchases of investments offset by $14.5 million in proceeds related to the maturity of investments.

     Financing activities resulted in net cash inflows of $2.2 million and outflows of $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Financing activities for the three months ended March 31, 2006 consisted primarily of proceeds from issuance of common stock related to the exercise of employee stock options. Financing activities for the three months ended March 31, 2005 consisted primarily of payments of $472,000 on our term loan, respectively.
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
     We plan to raise additional capital to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.
     There were no material changes to our future payment commitments for operating leases or other obligations as of March 31, 2006.
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
     The milestone payments received under the GSK License Agreement were analyzed in accordance with the policy outlined above. We expect that the service obligations related to the GSK License Agreement will extend beyond product approval, with potentially substantial obligations required related to GSK’s commercialization of the product and obligations to support other clinical and non-clinical activities required to obtain and maintain regulatory approvals in the GSK territories. Our estimated service obligation is through December 31, 2014.
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
     Valuation of equity instruments. We implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest. We recognize stock-based compensation using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28). We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on historical volatility. In addition, we consider many factors when estimating expected forfeitures, including employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
     We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
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
     As of March 31, 2006, we had an investment portfolio of short-term and long-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $38.9 million excluding those classified as cash and cash equivalents. Our short- and long-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
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
     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors which have been substantively changed from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 have been marked with an asterisk immediately following the heading of such risk factor.
Risks Related to Our Business
We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues. *
     We are at an early stage of development as a biopharmaceutical company, and we do not have any commercial products that generate significant revenues. Our existing product candidates will require extensive clinical evaluation, regulatory review and marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful drugs for a number of reasons, including:
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
     Other than Flolan, which we commenced distributing on April 3, 2006 and which we expect to commence marketing in May 2006, we do not expect to be able to market either of our product candidates for a number of years. We do not expect to achieve overall profitability from the sales of Flolan. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.
We have a history of operating losses and we may never become profitable.*
     We have experienced significant operating losses since our inception in 1996. At March 31, 2006, we had an accumulated deficit of $255.0 million. For the three months ended March 31, 2006, we had losses from continuing operations of $17.6 million. For the years ended December 31, 2005, 2004 and 2003, we had losses from continuing operations of $64.0 million, $59.0 million and $44.4 million, respectively. We do not expect that research and development revenue, which was $7.0 million, $6.6 million and $1.0 million in 2005, 2004 and 2003, respectively, or revenue received from our marketing and distribution of Flolan will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates and Flolan. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs. *
     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, preparing for commencement of our marketing and distribution of Flolan and launch of our product candidates and expanding our discovery research programs. We expect that our cash used by operations will continue to increase for at least the next one to two years. Based on current spending projections, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of 2007, assuming our current development plan for both of our drug candidates and assuming we do not expand our drug development portfolio through in-licensing, acquisition or internal basic research. We may elect or be required to raise additional capital to complete the development and commercialization of our current product candidates if we experience unanticipated regulatory requests or clinical development results. Additionally, we may in-license or acquire additional products or companies, requiring us to raise additional capital to fund the acquisition and the subsequent product development costs. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs or our commercial development activities. We also may be required to:
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
We may experience delays in our clinical development programs that could adversely affect our financial position and our commercial prospects. *
     We cannot accurately predict when planned clinical trials will begin or be completed, including our planned Phase 3 trials of darusentan, for which we have not yet begun to enroll patients. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and other drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.
     A number of factors may affect the pace of enrollment of our planned Phase 3 trials of darusentan in patients with resistant hypertension, including the relatively small number of patients who meet the strict definition of resistant hypertension as compared to other types of hypertension and other trials which may seek to enroll patients that would otherwise be eligible to participate in our trial, such as the Phase 3 clinical trial being conducted by the Speedel Group of a once daily oral ERA in patients with diabetic renal disease. In addition, the entry criteria for our expected Phase 3 trials of darusentan are different from the entry criteria used in our Phase 2b trial and will further limit the number of patients eligible to participate in such trials.
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
     In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as our planned Phase 3 trials of darusentan. It is also possible that we will be required to conduct additional trials beyond those currently envisioned, due to changing regulatory requirements or in response to the results of other clinical trials. Such additional trials could substantially delay the possible launch of our products, adversely affecting our financial position and increasing the risk inherent in our programs.
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
If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.*
     Other than Flolan, which we commenced distributing on April 3, 2006 and which we expect to market beginning in May 2006, our current product candidates, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.
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
     A number of other pharmaceutical and biotechnology companies have suffered significant setbacks in advanced hypertension clinical trials, even after achieving positive results in earlier trials. In prior clinical trials of certain antihypertensive product candidates, including our recent Phase 2b trial of darusentan, positive placebo effects were observed. There can be no assurance that we will not observe significant placebo effects in connection with our planned trials of darusentan. If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. In addition, it is possible that our product candidates will not be approved for marketing in the United States or markets outside of the United States if they fail to show a clinically significant benefit compared to one or more active comparator drugs.
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
Our Phase 3 clinical trial designs for darusentan differ from the design of our prior Phase 2b trial of darusentan.*
     We have designed two pivotal trials of darusentan in patients with resistant hypertension. The designs of these clinical trials differ from the design of our prior Phase 2b trial of darusentan in patients with resistant hypertension in material respects. Accordingly, the results of prior studies of darusentan in hypertension, including our Phase 2b study of darusentan in patients with resistant hypertension, are not necessarily predictive of future clinical trial results, including the results of our planned Phase 3 studies of darusentan.
     In particular, we expect that one of the two pivotal trials of darusentan will evaluate the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of four antihypertensive medications, one of which is a diuretic. Our Phase 2b clinical trial of darusentan evaluated the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of three antihypertensive medications, one of which was a diuretic. Although the results of our Phase 2b trial suggest that darusentan is effective in those patients taking full doses of four or more antihypertensive medications, there can be no assurance that darusentan will be effective compared to placebo in reducing the systolic blood pressure of such patients or that darusentan will exhibit similar or greater efficacy or safety in such a patient population as compared to the patient population studied in our Phase 2b trial.
     In addition, we expect that the second pivotal Phase 3 trial of darusentan will evaluate the efficacy and safety of darusentan against placebo and an active comparator drug in patients who have resistant hypertension despite treatment with full doses of three antihypertensive medications, one of which is a diuretic. Although the primary endpoint of this trial is nearly identical to the primary endpoint of our Phase 2b trial of darusentan, we have not previously tested darusentan against an active comparator drug and there can be no assurance that darusentan will exhibit equal or greater efficacy or safety than an active comparator drug in this trial. There can be no assurance that the EMEA or other regulatory agencies will agree with the design of this trial, including the active comparator drug, guanfacine, we intend to use in the trial. In addition, there can be no assurance that the FDA, EMEA or other regulatory agencies will approve darusentan if it does not show superior efficacy or safety to one or more active comparator compounds even if it demonstrates efficacy that is superior to placebo.
Even if our products meet safety and efficacy endpoints in clinical trials, regulatory authorities may not approve them or we may face post-approval problems that require withdrawal of our products from the market.*
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
     Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial designs and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate or implementation of stringent risk management programs. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
     In March 2006, Encysive Pharmaceuticals announced that it received an approvable letter from the FDA for sitaxsentan containing concerns and observations that must be satisfied prior to achieving approval, including a request for additional clinical trial work. Like ambrisentan, sitaxsentan is an ETA receptor selective antagonist compound, and we cannot be certain whether the concerns and observations raised by the FDA with respect to sitaxsentan will apply to all ETA receptor selective antagonist compounds.
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
Abnormal liver function test results have been reported as complications in trials of ERAs.*
     Abnormal liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported as complications in trials of ERAs. If the results of any of our clinical trials, including the extension trials relating to ambrisentan and the planned Phase 3 trials of darusentan, indicate abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products. There can be no assurance that the incidence of LFT abnormalities seen in ARIES-1, ARIES-2 and our darusentan Phase 2b clinical trials will be confirmed by subsequent clinical trial results or by data developed in actual clinical use subsequent to regulatory approval, if granted.
     During the 12-week blinded treatment period of our Phase 2 trial of ambrisentan in patients with PAH, one patient was taken off ambrisentan due to an abnormally high LFT result (in excess of eight times the upper limit of the normal range). After halting treatment, the patient’s serum aminotransferase level returned to a normal level without apparent adverse effects on the patient’s health. During the second 12-week open-label extension period, another patient had their dose of ambrisentan reduced due to a confirmed abnormally high LFT result (in excess of 3xULN). Two additional patients had LFT results that fluctuated above the normal range during the open-label extension period, and on one occasion each had an initial LFT result that was marginally above the threshold of three times the upper limit of the normal range, but upon repeat testing, the results were below the threshold. Detailed results of this trial were published in the August 2005 issue of the Journal of the American College of Cardiology by Dr. Nazzareno Galié et. al.
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
     Prior clinical trials have indicated that ERAs as a class of drugs may cause peripheral edema (fluid retention) in some patients. In addition, some ERAs have been associated with increased cardiovascular adverse events, including arrhythmia, worsening heart failure, and mortality. For instance, recent Phase 3 studies of atrasentan, an ERA, in patients with metastatic prostatic cancer showed an imbalance in the incidence of arrhythmias, worsening heart failure, and worsening heart failure deaths between patients on placebo and patients receiving atrasentan. In each case, the differences observed with atrasentan were statistically significant. Prior studies of bosentan and enrasentan, both of which are ERAs, in patients with heart failure, demonstrated trends of increased worsening heart failure. Prior studies of darusentan in patients with heart failure demonstrated small numerical increases in some cardiovascular adverse events, including peripheral edema, atrial arrhythmia, and bradycardia. There were no clear differences in the number of deaths in the darusentan treatment groups as compared to placebo. None of the above-described differences observed with darusentan in heart failure were statistically significant. However, there can be no assurance that future trials will not demonstrate such differences in patients with heart failure.
     Based on our review of prior clinical trial data and consultations with cardiovascular experts, we believe that the cardiovascular safety results from clinical studies of darusentan in essential hypertension and resistant hypertension and ambrisentan in PAH have demonstrated a propensity for our product candidates to cause peripheral edema. In these patient populations, however, we have not observed worsening heart failure, arrhythmias or other cardiovascular adverse events above levels generally seen in patients receiving placebo. However, ambrisentan and darusentan may cause similar cardiovascular complications. If the results of any of our clinical trials indicate that ambrisentan or darusentan worsen heart failure, cause other cardiovascular adverse events or increase mortality, or if the FDA, EMEA or other regulatory agencies determine that a product candidate may worsen heart failure, cause other cardiovascular adverse events or increase mortality, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products. There can be no assurance that the cardiovascular safety profiles observed in prior studies of our product candidates will be confirmed by subsequent clinical trial results.
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
     Ambrisentan and darusentan belong to a class of drugs called endothelin receptor antagonists (ERAs), which may cause damage to the liver, testes and fetus and which may cause cardiovascular adverse events. Bosentan, a product of Actelion, also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required Actelion to include a black box warning in its label and to distribute bosentan via a closed distribution system. Since ambrisentan and darusentan belong to the same class of drugs as bosentan, we expect that the FDA, EMEA and other regulatory agencies may require us to include black box warnings in ambrisentan’s and darusentan’s labels.
     Flolan is distributed through a closed distribution system, which we expect will limit our flexibility in addressing market needs. In addition, we may elect or be required to distribute our product candidates through a closed distribution system that would increase distribution costs and make patient access and reimbursement more difficult and may reduce sales as a result. Currently, at least one such closed distribution system has been patented and there can be no assurance that we will be able to license the rights to this system. Development of a proprietary system may be time consuming and costly.
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
     Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for a significant time, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, an ERA, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available in the United States since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. has received approval to market sildenafil for the treatment of PAH in the United States and Europe. The approval and market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA-selective ERA like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of its pivotal Phase 3 clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and may be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA-selective ERAs in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including Actelion, Merck, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed our product candidates.
     The product candidates we are currently developing, ambrisentan and darusentan, are in-licensed from another pharmaceutical company. Many of the preclinical studies and some of the clinical studies on these product candidates were conducted by other companies before we in-licensed the product candidates. In addition, the studies were conducted when regulatory requirements were different from those in effect today. We would incur unanticipated costs and experience delays if we were required to repeat some or all of those studies. Even if the previous studies are acceptable to regulatory authorities, we may have to spend additional time analyzing and presenting the results of the studies. Problems with or safety concerns relating to the previous studies, including prior clinical studies of our product candidates in indications other than PAH and resistant hypertension, could cause our regulatory applications to be delayed or rejected, particularly if we are required to conduct additional clinical studies.
If we become subject to product liability claims, the damages may exceed our insurance.*
     It is impossible to predict from the results of animal studies all the potential adverse effects that a product candidate may have in humans. We face the risk that the use of Flolan and our product candidates in humans will result in adverse effects. If we complete clinical testing for our product candidates and receive regulatory approval to market our products, we will label our products with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot assure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale.
     Flolan was approved by the FDA in 1995 and is indicated for the long term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy. Use of Flolan is contraindicated in patients with congestive heart failure due to severe left ventricular systolic dysfunction. Flolan should not be used in patients who develop pulmonary edema during dose initiation. Flolan is also contraindicated in patients with known hypersensitivity to the drug or structurally-related compounds. Flolan should be used only by clinicians experienced in the diagnosis and treatment of pulmonary hypertension. The diagnosis of PPH or PH/SSD should be carefully established.
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
     We have obtained liability insurance of $10 million for our product candidates in clinical trials and $50 million for our commercial sales of Flolan. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if any of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage on commercially reasonable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a successful claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to maintain, renew or increase our insurance on reasonable terms, if at all.
If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.*
     We have limited experience in sales, marketing and distribution. To directly market and distribute any products, including Flolan, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We recently started to build a focused sales force in the United States to prepare for the marketing of Flolan. We expect to increase the size of our initial sales force in the United States in 2007 to prepare for the launch of ambrisentan if it is ultimately approved. For some market opportunities, we have or may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the potential commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. For example, GlaxoSmithKline may not be successful in commercializing ambrisentan outside of the United States even if it is ultimately approved. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels. For example, we may experience unanticipated costs and risks associated with our recently-signed agreement to distribute and promote Flolan, and our revenues from Flolan are not expected to be adequate to yield profit or we may incur a loss on this business.
Since we will rely on third-party manufacturers, we may be unable to control the availability or cost of producing our products.
     There can be no assurance that Flolan or our product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Although there are several potential manufacturers capable of manufacturing our product candidates in both bulk and finished form, we intend to select and rely at least initially on a single third-party to manufacture the bulk drug (active pharmaceutical ingredient) and another single third-party to manufacture the drug product for each of our product candidates. In addition, GlaxoSmithKline is responsible for the manufacture of Flolan and relies on a single third-party to manufacture the active pharmaceutical ingredient required for Flolan. Establishing a replacement source for any of our products could require at least 12 months and significant additional expense. We or GlaxoSmithKline could be required to expand relationships with manufacturers we have used in the past or establish new relationships with different third-party manufacturers for our products. We may not be able to contract for manufacturing capabilities on acceptable terms, if at all. Furthermore, GlaxoSmithKline or third-party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our products. Any such failure could delay or prevent us from receiving regulatory approvals or marketing our products, or could require us to recall or withdraw our products from the market if they are approved and marketed. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.
Our third-party manufacturers and their manufacturing facilities and processes are subject to regulatory review, which may delay or disrupt our development and commercialization efforts.
     Third-party manufacturers of our products or product candidates must ensure that all of the facilities, processes, methods and equipment are compliant with the current Good Manufacturing Practices (cGMPs) and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMPs requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of our products or product candidates. If they fail to comply with these requirements, we also may be required to curtail the marketing and distribution of Flolan in the United States or clinical trials of our product candidates, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them, or may be required to recall or withdraw from the market any affected approved and marketed products.
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
If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay product development and commercialization and increase our expenditures.*
     Prior to March 3, 2006, our collaborations were solely with academic scientists and institutions for basic scientific research and with Novartis relating to targets and compounds identified in our discovery research program. On March 3, 2006, we entered into a broad collaboration with GlaxoSmithKline pursuant to which we licensed manufacturing, development and commercialization rights for ambrisentan to GlaxoSmithKline in all territories outside of the United States and, simultaneously, received the exclusive right to market and distribute Flolan (epoprostenol sodium) in the United States.
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
Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.*
     Because we now distribute Flolan, we are subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of our promotion and marketing of the product. We will be subject to the same or similar regulatory obligations with respect to our product candidates if they are ultimately approved. In addition, we and our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control distribution and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers will typically be required to pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and, if approved, will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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

     The collaboration agreement we entered into with Novartis in October 2003, as amended in May 2005, provides Novartis with an exclusive option to our discoveries, with limited exceptions, for three year periods ending October 2006 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). The collaboration agreement provides Novartis with the unilateral right to terminate or extend the collaboration at the end of the respective three year periods. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with 60 days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). Novartis may choose to terminate or not renew the agreement with us, possibly delaying our research program and increasing our operating loss.
Our operations may be impaired unless we can successfully manage our growth.*
     As a result of our collaboration with GlaxoSmithKline and our marketing and distribution of Flolan in the United States, we expect to significantly accelerate the expansion of our sales, marketing and administrative operations in the near term. In addition, we expect to continue to expand our research and development, medical and regulatory affairs, and product development operations. Our number of employees and operational spending have increased significantly each year since inception. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage further growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure that (i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.
If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.*
     Since our inception, we have acquired three product candidates through in-licensing, two of which remain in development, and one product through a distribution arrangement. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these products or product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. We may need to expand existing capabilities and add new functions, leading to unexpected difficulties and delays. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition and the associated operating costs by issuing equity or debt securities, which could dilute the ownership percentages of our existing stockholders. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.*
     The development, manufacturing, distribution, pricing, advertising, promotion, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 125 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
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
     Our research and development activities involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials including tritium and phosphorus-32 and biological materials including human tissue samples that have the potential to transmit diseases. Our operations also produce hazardous waste. Our use of hazardous materials and production of hazardous waste have increased in recent periods and are expected to increase further in future periods as the scale of our research and development activities grow. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally contract with third parties for the disposal of such substances and store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we comply with current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations. Although we currently carry a $2.0 million pollution and remediation insurance policy, we cannot assure that this would be sufficient to cover our potential liability if we experienced a loss or that such insurance will continue to be available to us in the future on commercially reasonable terms, if at all.
Changes in the economic, political, legal and business environments in foreign countries in which we do business could limit or disrupt our international sales and operations.*
     We expect to commercialize our products outside the United States and, as a result, our operations and financial results could be limited or disrupted by any of the following:
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
     We incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Exchange rate fluctuations may adversely affect our revenues, results of operations, financial position and cash flows. If we are successful in establishing international sales, these sales may also be denominated in foreign currencies and hence subject to volatility due to changes in foreign exchange rates.
Risks Related to Our Industry
Our competitors may develop and market drugs that are less expensive, more effective or safer than our products and product candidates.*
     The pharmaceutical market is highly competitive. Many pharmaceutical and biotechnology companies have developed or are developing products that will compete with the product we distribute or the product candidates we are developing. Several significant competitors are working on, or already have approval for, drugs for the same indications as ambrisentan and darusentan. In addition, it is possible that competitors are working on, or already have approval for, generic versions of Flolan. It is also possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. Some of these potentially superior products are in late-stage clinical trials. It is also possible that our competitors will commercialize competing products before any of our product candidates are approved and marketed.
     Actelion, Ltd. received FDA approval in December 2001 for bosentan (Tracleer®), an ERA for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil (Remodulin®) for the treatment of PAH. In addition, Schering AG and CoTherix, Inc. market iloprost (Ventavis®) for the treatment of PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan (Thelin™), an ETA selective ERA which has demonstrated efficacy in a Phase 3 study and may be approved for the treatment of PAH. Pfizer, Inc. received approval for the use of sildenafil (Revatio®) for the treatment of PAH in the United States and Europe, and if ambrisentan is approved, sildenafil is likely to be a major competitor. ICOS Corporation and Eli Lilly and Co. have initiated clinical trials to evaluate oral tadalafil (Cialis®) for the treatment of PAH. Recently, a published case report indicated that a single PAH patient responded to treatment with Gleevec®, a cancer drug marketed by Novartis. The author of the case report indicated that he and other investigators intend to conduct further studies of the drug in PAH patients. In addition, Predix Pharmaceuticals Holdings, Inc. is in early stages of clinical development of a compound with a novel mechanism of action for the possible treatment of PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Merck, Novartis AG and Speedel Group, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.

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
     Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or new interpretations of accounting methods or policies in the future may require us to reclassify or otherwise change or revise our financial statements.
Risks Related to Our Intellectual Property
We rely on compounds and technology licensed from third parties and termination of any of those licenses would result in the loss of significant rights.*
     We have exclusively licensed worldwide rights under certain patent rights owned by Abbott and BASF to use ambrisentan for all therapeutic uses in humans and to use darusentan for all therapeutic uses in humans other than treatment of cancer. We also have the right to market and distribute Flolan in the United States for a three year period commencing on April 3, 2006. In addition, we have the worldwide exclusive rights to certain patents and patent applications licensed from the University of Colorado and the University of Texas Southwestern Medical Center and rights to license future technology and patent applications arising out of research sponsored at those institutions related to heart failure. Key financial and other terms for future technology would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.

     Our licenses and our distribution agreement relating to Flolan generally may be terminated by the respective licensors if we fail to perform our obligations, including obligations to develop and commercialize the compounds and technologies under the license agreements and obligations to market and distribute Flolan under the distribution agreement. The license agreements also generally require us to meet specified milestones or show commercially reasonable diligence in the development and commercialization of the compounds or technology under the license. If our agreements are terminated, we would lose the rights to the products or product candidates, reducing our potential revenues.
If we are unable to protect our proprietary technology, we may not be able to compete effectively.*
     Our success depends in part on our ability to obtain and enforce patent protection for our products and product candidates, both in the United States and other countries, to prevent competitors from developing, manufacturing and marketing products based on our technology. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal, scientific and factual questions. To date, no consistent United States or international policy has emerged regarding breadth of claims allowed for patents of pharmaceutical and biotechnology companies. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced or whether applicable statutes, regulations or case law will change in any material respect. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States.
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
     Furthermore, the patents that we have licensed with respect to Flolan, ambrisentan and darusentan are owned by third parties. These third parties or their affiliates were previously responsible for and controlled the prosecution of these patents. In addition, these third parties, with our advice and input, are currently responsible for and control the prosecution and enforcement of these patents. A failure by these third parties to adequately prosecute and enforce these patents could result in a decline in the value of the patents and have a material adverse effect on our business. Since we collaborate with third parties on some of our technology, there is also the risk that disputes may arise as to the rights to technology or drugs developed in collaboration with other parties.

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

Risks Related to Our Stock
The market price of our common stock has been and may continue to be highly volatile.*
     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	actual or anticipated results of our clinical trials or those of our potential competitors;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs or those of our potential competitors;

•	actual or anticipated variations in quarterly operating results;

•	actual or anticipated sales of Flolan;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including GlaxoSmithKline or Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	sales of our common stock by us; and

•	sales or distributions of our common stock by our stockholders, including our officers and directors.
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

Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.*
     Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of March 31, 2006, options to purchase a total of 3,998,228 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 2,522,019 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, as of March 31, 2006, approximately 94,000 shares of common stock were issued under our 2003 Employee Stock Purchase Plan and 406,067 were available for issuance. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,458,219 shares of our common stock, all of which have exercise prices below our current market price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
     After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of March 31, 2006, we held approximately $8.4 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.34(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.

10.35(1)	Retirement, Consulting and General Release Agreement between Myogen and John R. Julian, dated March 30, 2006.

10.36(1)	Employment and Retention Agreement between Myogen and Michael R. Bristow, dated February 21, 2006.

10.37+	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006.

10.38+	Distribution and Supply Agreement between Myogen and SmithKline Beecham Corporation, dated March 3, 2006.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1#	Section 1350 Certification.

(1)	Indicates Management Contract or Compensatory Plan or Arrangement.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006	MYOGEN, INC.
/s/ Joseph L. Turner
Joseph L. Turner
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

EXHIBITS NO.	DESCRIPTION
10.34(1)	Form of Employment Agreement entered into between Myogen and certain of its executives, including reference schedule.

10.35(1)	Retirement, Consulting and General Release Agreement between Myogen and John R. Julian, dated March 30, 2006.

10.36(1)	Employment and Retention Agreement between Myogen and Michael R. Bristow, dated February 21, 2006.

10.37+	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006.

10.38+	Distribution and Supply Agreement between Myogen and SmithKline Beecham Corporation, dated March 3, 2006.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1#	Section 1350 Certification.

(1)	Indicates Management Contract or Compensatory Plan or Arrangement.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.