Form 10-Q
period 2006-06-30
MYOGEN INC
filed 2006-08-09
CIK 1101052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 3, 2006 there were 42,709,362 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.
This Quarterly Report on Form 10-Q consists of 57 pages.

MYOGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$157,941	$138,380
Short-term investments	30,112	38,575
Accounts receivable, net	10,766	—
Prepaid expenses, accrued interest receivable and other current assets	4,522	2,752
Assets of discontinued operations	—	1,289

Total current assets	203,341	180,996

Long-term investments	—	5,362
Property and equipment, net	2,950	2,622
Other assets	42	27

Total assets	$206,333	$189,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,660	$10,345
Accrued liabilities	2,819	2,797
Current portion of deferred revenue	4,801	1,187
Current portion of other liabilities	161	142
Current portion of notes payable, net of discount	—	172
Liabilities of discontinued operations	—	264

Total current liabilities	33,441	14,907

Deferred revenue, net of current portion	23,293	1,656
Other long term liabilities, net of current portion	211	220

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2006 and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 42,552,834 and 41,962,587 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	43	42
Additional paid-in-capital	422,938	412,862

Deferred stock-based compensation	—	(1,406)
Other comprehensive loss	(88)	(88)
Accumulated deficit	(273,505)	(239,186)

Total stockholders’ equity	149,388	172,224

Total liabilities and stockholders’ equity	$206,333	$189,007

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Research and development contracts	$1,797	$1,580	$3,593	$3,286
Product sales, net	1,570	—	1,570	—
Sublicense revenues	737	—	2,709	—

	4,104	1,580	7,872	3,286

Costs and expenses:
Research and development (including stock-based compensation expense of $1,700, $266, $2,930 and $530, respectively)	14,521	20,957	30,748	38,627
Selling, general and administrative (including stock-based compensation expense of $3,907, $252, $5,819 and $504, respectively)	10,245	2,935	17,457	6,166

	24,766	23,892	48,205	44,793

Loss from operations	(20,662)	(22,312)	(40,333)	(41,507)
Interest income, net	2,156	611	4,079	1,174

Loss from continuing operations before cumulative effect of a change in accounting principle	(18,506)	(21,701)	(36,254)	(40,333)

Cumulative effect of a change in accounting principle	—	—	172	—

Loss from continuing operations	(18,506)	(21,701)	(36,082)	(40,333)
Gain on the sale of discontinued operations	—	—	1,763	—
Discontinued operations, net of income taxes	—	182	—	512

Net loss	$(18,506)	$(21,519)	$(34,319)	$(39,821)

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations before cumulative effect of a change in accounting principle	(0.44)	(0.61)	(0.85)	(1.13)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	0.00
Discontinued operations, net of income taxes	0.00	0.01	0.04	0.02

	$(0.44)	$(0.60)	$(0.81)	$(1.11)

Weighted average common shares outstanding	42,484,853	35,767,018	42,327,432	35,762,163

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(34,319)	$(39,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	(172)	—
Gain on the sale of discontinued operations	(1,763)	—
Depreciation and amortization	577	461
Amortization of deferred stock-based compensation	8,749	1,034
Amortization of debt discount	—	69
Amortization of investment discount	(111)	(60)
Loss on disposal of property and equipment	1	21
Changes in operating assets and liabilities:
Trade accounts receivable	—	(95)
Research and development contract amounts	—	(1,000)
Accounts receivable, net	(10,766)	—
Inventories	—	(53)
Prepaid expenses, accrued interest and other assets	(718)	(787)
Accounts payable	15,234	11,587
Deferred revenue	26,752	214
Accrued liabilities	(9)	(1,332)

Net cash provided by (used in) operating activities	3,455	(29,762)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(823)	(598)
Purchases of investments	(7,839)	(20,271)
Proceeds from maturities of short-term investments	21,786	31,862

Net cash provided by investing activities	13,124	10,993

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	2,905	150
Payments on notes payable	(172)	(956)
Payments on capital leases	(39)	(33)

Net cash provided by (used in) financing activities	2,694	(839)

Effect of exchange rates on cash	—	(50)
Net increase (decrease) in cash and cash equivalents	19,273	(19,658)

Cash and cash equivalents, beginning of period	138,380	70,669
Cash and cash equivalents of discontinued operations, beginning of period	288	589
Net increase (decrease) in cash and cash equivalents	19,273	(19,658)
Less: Cash and cash equivalents of discontinued operations, end of period	—	(134)

Cash and cash equivalents, end of period	$157,941	$51,466

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$83	1
The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 1: Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2005, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2006.
     On March 3, 2006, Myogen entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited (licensor), a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with Glaxo Group Limited, “GlaxoSmithKline”).
     Under the terms of the GSK License Agreement, GlaxoSmithKline received an exclusive sublicense to Myogen’s rights to ambrisentan outside of the United States. Myogen received upfront and milestone payments totaling $25.25 million as of June 30, 2006 and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $74.75 million in milestone payments. In addition, Myogen will receive stepped royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory. Myogen will continue to conduct and bear the expense of all development activities that the parties currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense.
     Under the terms of the Flolan Distribution Agreement, Myogen received exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States for a three year period after commencement of its distribution and related commercial activities, which occurred on April 3, 2006.
     As a result of the GSK License Agreement and Flolan Distribution Agreement, the Company has commenced its planned principal operations and was no longer considered to be in the development stage as of March 31, 2006 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
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
     Stock-based Compensation
     On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations.
          The Company adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the first half of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 3 “Stock Options and Stock-based Compensation” for further details.
          Stock-based employee compensation expense is recognized over the option vesting period, which is equivalent to the requisite service period, using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”). Stock-based compensation expense recognized in the consolidated statement of operations during the three and six month periods ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
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
     At June 30, 2006, the Company had reserved an aggregate of 6,345,543 shares of common stock for issuance under the Plan and 2,101,915 options were available for grant. Options granted may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a four-year period, subject to acceleration upon the occurrence of certain events. The option price of any incentive stock option shall equal or exceed the fair value per share on the date of grant as determined by the Company’s Board of Directors prior to the initial public offering or market closing price after the initial public offering, or 110% of the fair value per share in the case of a 10% or greater stockholder.
     Impact of the Adoption of FAS 123(R)
     The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, also using the accelerated amortization method under FIN 28. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2006 was as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Research and development	$1,700	$2,930
General and administrative	3,907	5,819

	$5,607	$8,749
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
     Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the six month period ended June 30, 2006 for employee options:

2006
Risk-free interest rate	4.45-5.1%
Expected life (in years)	6
Weighted-average volatility	75%
Expected dividend yield	0%

     The Company used the SEC “shortcut” approach to determine the expected term of option grants subsequent to adoption, which resulted in a life of 6 years for the Company’s standard option grants. Standard option grants vest 25% after the first year and monthly thereafter through the fourth anniversary. Our computation of expected volatility for the first six months of 2006 is based on historical volatility. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the forfeiture rate for stock options using 7% for executives and Board of Director members and 13-15% for other employees.
     Activity of the Plan is summarized in the following table for the six months ended June 30:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2006	3,517,745	$5.49
Granted (at market)	1,280,800	36.53
Exercised	(545,900)	4.83
Forfeited/expired/cancelled	(9,017)	15.76

Outstanding at June 30, 2006	4,243,628	$14.92	7.58	$69,382

Vested and expected to vest at June 30, 2006	4,027,907	$14.37	7.50	$67,684

Vested at June 30, 2006	2,041,943	$4.14	6.14	$50,754

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.0 million options that were in-the-money at June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under our stock option plans was $5.1 million and $15.9 million, respectively, determined as of the date of option exercise. During the three and six months ended June 30, 2005, the aggregate intrinsic value of options exercised under our stock option plans was $90,000 and $198,000, respectively, determined as of the date of option exercise.
     The weighted average grant-date fair value of options granted to employees in the six month periods ended June 30, 2006 and 2005 was $27.98 and $6.62, respectively.
     As of June 30, 2006, there was approximately $27.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     Associated with the sale of Myogen GmbH in January 2006 (see Note 4), the Company entered into a Transition Benefit Agreement with a key employee of Myogen GmbH which accelerated the vesting of the previously granted stock options by one year. As a result of that modification, the Company recognized additional compensation expense of $144,000 for the six months ended June 30, 2006.
     In May 2006, the Company accelerated the vesting by one week the options for a Board Member that resigned effective with the Annual Meeting. The underlying performance obligations were met. As a result of that modification, the Company recognized additional compensation expense of $88,000 for the three and six months ended June 30, 2006.
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
     The pro forma information for the three and six months ended June 30, 2005 was as follows:

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(21,519)	$(39,821)
Add: Total stock-based employee compensation expense included in reported net loss	490	985
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,450)	(2,732)

Pro forma net loss	$(22,479)	$(41,568)

Pro forma basic and diluted net loss per common share	$(0.63)	$(1.16)

Basic and diluted net loss per common share, as reported	$(0.60)	$(1.11)

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for employee options:

2005
Risk-free interest rate	3.69-4.17%
Expected life (in years)	5
Expected volatility	100%
Expected dividend yield	0%
     The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company did not have a sufficient trading history from which to calculate volatility through June 30, 2005.
     Employee Stock Purchase Plan
     The Company instituted an employee stock purchase plan in 2003, in which substantially all of its regular employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. The Board of Directors has the authority to set the terms of an offering and may specify offering periods of up to 27 months. The plan allows participants to purchase Myogen common stock through payroll deductions at a price 15% less than the lower of the closing price for the beginning of the offering period or the purchase date. The plan allows for the issuance of 500,000 shares of common stock to eligible employees. During the three months ended June 30, 2006 and 2005, no shares were issued pursuant to this plan. During the six months ended June 30, 2006 and 2005, 44,347 and 19,469 shares were issued pursuant to this plan, respectively. At June 30, 2006, approximately 406,000 shares were available for purchase under the plan. Each enrollment period is two years, with six-month measurement periods ending January 31 and July 31, provided that a new two year offering will commence immediately after the end of a measurement period if the fair market value of the

Company’s common stock at the end of such measurement period is less than the fair market value of the Company’s common stock on the initial day of such offering.
     For the three months ended June 30, 2006 and 2005, no purchase rights were granted. For the six months ended June 30, 2006 and 2005, the weighted-average fair value of the purchase rights granted were $15.72 and $3.99 per share, respectively. The Black-Scholes model was utilized to calculate the value of the purchase rights for the six months ended June 30, using the following assumptions:

	2006	2005
Risk-free interest rate	4.52-4.82%	2.72-3.27%
Expected life (in years)	0.5-2	0.5-2
Expected volatility	76%	100%
Expected dividend yield	0%	0%
     For the three and six months ended June 30, 2006, $814,000 and $1.4 million was recorded as stock-based compensation in the statement of operations, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was $117,000 and $200,000 for the three and six months ended June 30, 2005.
     As of June 30, 2006, there was approximately $890,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.
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
     The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations as of December 31, 2005 are as follows:

Cash and cash equivalents	$288
Trade accounts receivable	508
Finished products	167
Raw materials	34
Prepaid expenses and other assets	274
Property and equipment, net	18

Assets of discontinued operations	$1,289

Accounts payable	$189
Other liabilities	75

Liabilities of discontinued operations	$264

     The following table sets forth the income from the discontinued operations:

	Three Months	Six Months Ended
	Ended June	June 30,
	30, 2005	2005

Product sales	$752	$1,661

Pre-tax income from operations	176	512
Income taxes	6	—

Discontinued operations, net of income taxes	$182	$512

     Perfan I.V. product sales were recognized when the following four revenue recognition criteria were met: (i) persuasive evidence of an arrangement existed; (ii) product was shipped from the distributor’s consignment stock to the customer; (iii) the selling price was fixed or determinable; and (iv) collection was reasonably assured. Once the product was shipped to the customer, the Company did not allow product returns.
     All Perfan I.V. product sales occurred in Europe through the Company’s subsidiary, Myogen GmbH and are summarized by country as follows:

	Three	Six Months
	Months	Ended June
	Ended June	30,
	30, 2005	2005

Netherlands	$277	$640
Germany	259	521
United Kingdom	152	355
France	52	122
Other	12	23

	$752	$1,661

     As a result of a detailed review of our strategic options, the Company sold Myogen GmbH and the Perfan I.V. inventory and sublicensed its rights to Perfan I.V. in markets outside North America to Wülfing Holding GmbH in January 2006. Under the terms of the agreements, Wulfing paid the Company $6.1 million. Under the terms of the sale and sublicense agreement with Wülfing, the Company’s rights to certain Perfan trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and the existing inventory of finished Perfan I.V were transferred to Wulfing.
     Under the terms of the stock purchase agreement with Wülfing, Wülfing purchased the outstanding capital stock of Myogen GmbH. The fair value of the assets and liabilities acquired by Wülfing, which included the Perfan inventory, exceeded the carrying value, resulting in a gain on the sale of discontinued operations of $1,763,000 recorded in the six month period ended June 30, 2006.
     The sublicense agreement with Wülfing is subject to the terms of the Company’s license agreement with Aventis. The sublicense also obligates Wülfing to pay the Company royalties based on net sales of Perfan I.V. outside North America. Such obligations are generally coterminous with the Company’s obligations to pay royalties to Aventis under the license agreement. The Company recognized $1,783,000 as sub-license revenue associated with the sublicense of its rights to Perfan I.V. in markets outside North America in the six month period ended June 30, 2006. Under certain circumstances involving an interruption of sales of Perfan I.V. in Europe, the Company may be required to refund up to $1.5 million to Wülfing, which is recorded as deferred revenue and will be recognized upon the expiration of interruption of sales obligations.
Note 5: Comprehensive Loss
     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(18,506)	$(21,519)	$(34,319)	$(39,821)
Change in unrealized gain (loss) on investments available for sale	17	53	10	30
Foreign currency translation adjustment	—	(18)	—	(29)

Total comprehensive loss	$(18,489)	$(21,484)	$(34,309)	$(39,820)

Note 6: Revenue Recognition
     Myogen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Arrangements with multiple elements are accounted for in accordance with EITF 00-21. The Company considers this methodology to be the most appropriate for its business model and current revenue streams.

Product Sales, Net
     The Company sells products to specialty pharmacy distributors. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized upon receipt of product (freight on board destination) since title to the product passes and the customers have assumed the risks and rewards of ownership. Gross product sales were $28.9 million for the three and six months ended June 30, 2006.
     The Company considered the terms of the agreement with the licensor and the underlying business purpose of the arrangement and based on EITF 99-19, records revenue from product sales net of the supply price paid to the manufacturer/licensor. Supply price paid for the three and six months ended June 30, 2006 was $24.2 million.
     For revenue-generating arrangements where the Company, as a vendor, provides consideration to a distributor, licensor or collaborator, as a customer, the Company applies the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless the Company receives an identifiable benefit for the payment and the Company can reasonably estimate the fair value of the benefit received. Payments that are not deemed to be a reduction of selling price would be recorded as an expense. Distribution costs for the three and six months ended were $1.4 million and were recorded as a reduction in the selling price.
     The Company records allowances for product returns, rebates and prompt pay discounts at the time of sale, and reports revenue net of such amounts. In determining allowances for product returns and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates end-customer demand and buying patterns and reviews the levels of inventory held by specialty pharmacies. Making these determinations involves estimating based on the behavior of the specialty pharmacy distributors in the past, when they purchased the product from the licensor, coupled with predicting whether trends in past buying patterns will be indicative of future product sales.
     A description of the allowances requiring accounting estimates, and the specific considerations the Company uses in estimating these amounts, are as follows:
     Product returns. The Company’s customers may return outdated, short dated or damaged product that is in its original, unopened cartons and received by Myogen prior to 12 months past the expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to specialty pharmacies might remain in its inventory or in end-customers’ inventories to within six (6) months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration. The product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates which were provided to the Company by the licensor.
     To estimate the likelihood of product remaining in specialty pharmacies’ inventory to within six (6) months of its expiration, the Company also relies on information from the specialty pharmacies regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. The Company believes the information from the specialty pharmacies and third party sources is a reliable indicator of trends, but the Company is unable to verify the accuracy of such data independently. The Company also considers the specialty pharmacies’ past buying patterns based on information provided by the licensor, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
          There was no product returned to the Company for the three or six months ended June 30, 2006. The allowance for returns was $35,000 at June 30, 2006.
     Rebates. Although the Company sells its products in the U.S. to specialty pharmacy distributors, the Company assumed the distribution agreements from the licensor with certain governmental health insurance providers to allow purchase of the Company’s products at a discounted price, until the product is no longer sold with the licensor’s National Drug Control (NDC) number. Rebates are paid directly to the government insurer by the licensor and the Company is responsible for reimbursing them for these rebates.

     As a result of these contracts, at the time of product shipment the Company must estimate the likelihood that product sold to specialty pharmacy distributors might be ultimately sold by the specialty pharmacy distributors to a contracting entity.
     The Company estimates its Medicaid rebate accruals based on reviews of historical usage by rebate-eligible customers, using information provided by the licensor, estimates of the level of inventory of the products in the distribution channel that remain potentially subject to those rebates, and terms of the Company’s contractual and regulatory obligations.
     At June 30, 2006, the allowance for rebates was $1.2 million.
     Prompt pay discounts. As an incentive to expedite cash flow, the Company offers a customer a prompt pay discount whereby if they pay their accounts within a specified number of days of product shipment, they may take a discount. As a result, the Company must estimate the likelihood that this customer will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, the Company relies on past history of the customers’ payment patterns provided by the licensor to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, the Company increases the allowance accordingly.
     The allowance for prompt pay discounts was $461,000 for the six months ended June 30, 2006. Accounts receivable were net of $160,000 of prompt pay discounts as of June 30, 2006.
Product Sales (Perfan I.V.)
     All Perfan I.V. product sales are included in discontinued operations, net of income taxes, in the statement of operations. See Note 4.
Research and development contracts
     Myogen may enter into collaborative agreements with pharmaceutical companies where the other party receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable funding of research and development efforts, licensing fees, payments based on achievement of certain milestones, payments for reimbursement of research costs and royalties on product sales. Myogen analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.
     Non-refundable license fees received are recorded as deferred revenue once received or irrevocably committed and are recognized ratably over the period of performance for the related services. Where there are two or more distinct phases embedded into one contract (such as product development and subsequent commercialization or manufacturing), the contracts are evaluated as multiple element arrangements. When it can be demonstrated that each of these phases is at fair value, they are treated as separate earnings processes with upfront fees being recognized over only the initial product development phase. The relevant time period for the product development phase is based on management estimates and could vary depending upon the outcome of clinical trials and the regulatory approval process. As a result, management frequently reviews the appropriate time period.
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
     Payments received by the Company for the reimbursement of expenses for research, development and commercial activities under commercial collaboration and commercialization agreements are recorded in accordance with EITF Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (EITF 99-19). Per EITF 99-19, in transactions where the Company acts as principal, with discretion to choose suppliers, bears credit risk and performs a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of operating expenses in the Company’s statements of operations.
     Revenue from research funding is recognized when the services are performed and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year are classified as long-term deferred revenue. As of June 30, 2006, the Company has short- and long-term deferred revenue of $4.8 million and $23.3 million, respectively, related to its collaborations and licensing agreements.
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
     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Common stock related to options	2,215,533	1,345,272	2,371,398	1,461,168
Warrants	1,093,885	1,253	1,121,885	2,948
Employee stock purchase plan	60,684	—	61,795	—

Total	3,370,102	1,346,525	3,555,078	1,464,116

Note 8: Accounts Payable
     Accounts payable were comprised of the following:

	June 30,	December 31,
	2006	2005
Trade accounts payable	$11,199	$10,234
Supply price payable to licensor	14,446	—
Related parties	15	111

	$25,660	$10,345

     Included in trade accounts payable are accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to us in subsequent accounting periods. These accruals were approximately $6.4 million at both June 30, 2006 and at December 31, 2005. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from these estimates.
     On June 27, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company discontinued development of enoximone in June 2005. From the time of discontinuing the program through June 30, 2006, the Company recorded approximately $8.9 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the discontinuation of the development of enoximone. For the quarter ended June 30, 2006, using currently available information from contract research organizations, the Company updated the estimate of accrued costs related to this program and its termination. This resulted in a decrease in the accrual for future payments of $0.9 million. Approximately $0.9 million remains accrued at June 30, 2006 with approximately $7.1 million in payments made since the program was discontinued.
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
Note 10: Subsequent Events
     In July 2006, the Company entered into a two-year extension of its research collaboration with Novartis for the discovery and development of novel drugs for the treatment of heart muscle disease. Under the extension of the collaboration, which began in September 2003, Novartis will provide research funding through October 2008 in exchange for rights to license compounds developed under the collaboration. A related collaboration was added in May 2005 to include the Company’s histone deacetylase inhibitor program in the field of heart disease, which concludes in May 2008.

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
     We have two selective oral endothelin receptor antagonist (ERA) product candidates in our product portfolio. We are preparing a New Drug Application (NDA) for ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH), after successfully completing two Phase 3 trials in December 2005 and April 2006. We have initiated the first of two planned Phase 3 trials for darusentan for the treatment of patients with resistant hypertension, after successfully completing a Phase 2b clinical trial in August 2005. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets.
     On March 3, 2006, we entered into a collaboration with GlaxoSmithKline (GSK) in connection with which we licensed manufacturing, development and commercialization rights for ambrisentan to GSK in all territories outside of the United States and, simultaneously, received rights to market and distribute Flolan (epoprostenol sodium) for a three year period in the United States. Flolan was approved by the United States Food and Drug Administration (FDA) in 1995 and is indicated for the long-term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy.
     We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (Novartis), through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
Revenues

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues:
Research and development contracts	$1,797	$1,580
Product sales, net	1,570	—
Sublicense revenues	737	—

	$4,104	$1,580

     Research and development contracts revenue
     Research and development contracts revenues for the three months ended June 30, 2006 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended June 30, 2006 mainly consisted of license revenue totaling $297,000 and research support funding of $1.5 million. The research and development contracts revenue for the three months ended June 30, 2005 mainly consisted of license revenue totaling $330,000 and research support funding of $1.25 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the service period. The research support funding is related to the fully burdened cost of the researchers working on the development of specific potential drug targets and is recognized in the period in which the services are performed.
     We expect license revenue in the second half of 2006 will be slightly less than the amounts recognized in the first half of 2006. As a result of the renewal and amendment of the Novartis agreement executed in July 2006, the service period over which the license revenue is recognized is extended five months, to October 2008. We expect research support revenue in the remaining quarters of 2006 to approximate the second quarter amount.

Product sales, net
     All product sales recorded in the second quarter relate to sales of Flolan in the United States, which we commenced in April 2006. We record product sales net of the supply price paid to the manufacturer/licensor, distribution fees paid to the specialty pharmacies and allowances for product returns, prompt pay discounts and government insurer rebates. The allowances are estimated based on historical information and other pertinent data (see Revenue Recognition discussion in the Critical Accounting Policies below). We obtained and are relying on the relevant historical information from the licensor in making our estimates of these allowances until we have sufficient historical data of our sales.

Three Months
Ended
June 30, 2006
Gross product sales	$28,852
Supply price	(24,189)
Distribution costs	(1,444)
Government program rebates	(1,153)
Prompt pay discounts and product return allowances	(496)

Product sales, net	$1,570

     We acquired the rights to Flolan in the midst of declining unit sales due to a lack of marketing efforts by GSK and growing competition from other products. We anticipate, due to our marketing and sales efforts, to slow the decline in unit sales, although we cannot predict in which quarter our promotional efforts will show a significant impact, if any. The Flolan distribution agreement is expected to underwrite the development of our U.S. commercial organization and afford us the opportunity to establish a presence in the PAH marketplace well in advance of the potential launch of ambrisentan.
     Sublicense revenues
     Sublicense revenues in 2006 consisted of $716,000 related to the sublicense of ambrisentan foreign rights to GSK. The sublicense revenue from GSK is derived from the non-refundable upfront payment made by GSK in March 2006 and the milestone achieved in April 2006, which are being recognized ratably over the expected service period.
     We expect that the sublicense revenues related to the GSK sublicense in subsequent quarters will be similar to the second quarter, based on milestones achieved to date.
Costs and Expenses

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Costs and expenses:
Research and development (including stock-based compensation expense)	$14,521	$20,957
Selling, general and administrative (including stock-based compensation expense)	10,245	2,935

	$24,766	$23,892

     Research and Development
     Research and development expenses, including stock-based compensation expenses, are summarized as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Development
Enoximone	$(906)	$11,673
Flolan	41	—
Ambrisentan	5,581	5,504
Darusentan	6,167	1,895

Total development	10,883	19,072
Discovery research	1,938	1,619
Stock-based compensation expense	1,700	266

Total research and development	$14,521	$20,957

     Development expenses for the enoximone program were negligible in the three months ended June 30, 2006 due to the discontinuation of this program in June 2005. In addition, using currently available information, we updated our estimated costs related to this program. This led us to reduce our accrual for future payments, primarily to clinical trial sites, by approximately $920,000 in the second quarter of 2006.
     Ambrisentan development expenses in the three months ended June 30, 2006 increased by $77,000 as compared to the same period in 2005. This increase was associated with:
•	$780,000 due to increased numbers of patients enrolled in the ongoing ARIES extension trial;

•	$520,000 in expenses for several Phase 1 ambrisentan studies initiated in the second half of 2005 that carried over into 2006; and

•	$1.1 million for increased internal expenses associated with an increase in the number of employees for the management of the ambrisentan trials.
     These increases were partially offset by a $1.8 million decrease related to the conclusion of our two Phase 3 ARIES trials, a decrease of $180,000 for manufacturing process development, analytical testing and regulatory compliance and a decrease of $130,000 related to preclinical activities.
     We anticipate development expenses associated with ambrisentan will continue to increase in 2006 as we continue clinical development and manufacturing scale up activities.
     Darusentan development expenses in the three months ended June 30, 2006 increased by $4.3 million as compared to the same period in 2005, primarily related to:
•	$3.2 million in expenses for set-up activities for Phase 3 clinical trials of darusentan;

•	$1.0 million for manufacturing process development, analytical testing and regulatory compliance;

•	$540,000 for preclinical testing; and

•	$420,000 for increased internal expenses associated with an increase in the number of employees for the management of the darusentan trials.
     These increases were partially offset by a $1.0 million decrease in costs related to the completion of the darusentan Phase 2b clinical trial in mid-2005.
     We believe our costs for the development of darusentan will continue to increase in 2006 compared to 2005 due to the costs to prepare for and conduct our pivotal Phase 3 trials, the first of which commenced in June 2006.
     Discovery research expenses increased by about $320,000 in the three months ended June 30, 2006 as compared to the same period in 2005. The increase related to increased staffing levels and to increased lab supply and equipment costs. We expect to continue to incur expenses at or above this level in 2006, with a small additional expansion planned in our research staff and activities. We are also considering an increase in our funding for external academic research, leading to a potential increase in expense which would not be offset by any expected increase in research contracts revenue.
     See the discussion of stock-based compensation below for an explanation of the $1.4 million increase related to the adoption of FAS 123(R).

     Selling, General and Administrative
     The $7.3 million increase in selling, general and administrative expense for the three months ended June 30, 2006 as compared to the same period in 2005 primarily relates to:
•	$1.3 million increase in advertising and market research costs related to preparations for the planned launch of ambrisentan and the initiation of activities related to Flolan sales;

•	$1.5 million related to increased staffing, relocation and related recruiting costs;

•	$230,000 increase in meetings and conferences and travel costs;

•	$150,000 increase in insurance and professional service costs; and

•	$3.7 million increase in stock-based compensation expense related to the adoption of FAS 123(R), see discussion below.
     We expect a significant increase in selling, general and administrative expense in 2006 compared to 2005, due to the expansion of our sales, marketing and administrative organizations for the marketing and distribution of Flolan in the United States, which we commenced in the second quarter of 2006, and our efforts to prepare for the potential commercialization of ambrisentan.
     Stock-Based Compensation
     The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Research and development	$1,700	$266
Selling, general and administrative	3,907	252

	$5,607	$518

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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first half of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Of the $5.6 million of stock-based compensation recognized in the three months ended June 30, 2006, $4.8 million was related to our stock option plan and $815,000 was related to our employee stock purchase plan.
     Stock-based compensation expenses in the period ended June 30, 2005 related to the continued vesting of deemed below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, we have not granted options to employees with exercise prices deemed below the fair market value on the date of grant.

     Interest Income, Net
     Interest income net of interest expense was $2.2 million and $611,000 for the three months ended June 30, 2006 and 2005, respectively. Interest income was $2.2 million and $686,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income in 2006 relates to the increased investment balance in 2006 as a result of the funds raised in our September 2005 financing and the increase in investment yields. Interest expense declined to $3,000 from $75,000 for the three months ended June 30, 2006 and 2005, respectively, as a result of our term loan being paid off in January 2006.
Discontinued Operations
     Discontinued operations, net of income taxes is the consolidated income and expenses associated with the operations of Myogen GmbH and the sub-licensing of Perfan I.V., which met the criteria for such treatment as of December 31, 2005.
     The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Product sales	$—	$752
Operating expenses	—	(570)
Income taxes	—	—

	$—	$182

Results of Operations for the Six Months Ended June 30, 2006 and 2005
Revenues

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues:
Research and development contracts	$3,593	$3,286
Product sales, net	1,570	—
Sublicense revenues	2,709	—

	$7,872	$3,286

     Research and development contracts revenue
     Research and development contracts revenues for the six months ended June 30, 2006 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the six months ended June 30, 2006 mainly consisted of license revenue totaling $593,000 and research support funding of $3.0 million. The research and development contracts revenue for the six months ended June 30, 2005 mainly consisted of license revenue totaling $785,000 and research support funding of $2.5 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the service period. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed.
     We expect license revenue in the second half of 2006 will be slightly less than the amounts recognized in the first half of 2006. As a result of the renewal and amendment of the Novartis agreement executed in July 2006, the service period over which the license revenue is recognized is extended five months, to October 2008. We expect research support in the remaining quarters of 2006 to approximate the second quarter amounts.

     Product sales, net
     All product sales recorded in the first half of 2006 relate to sales of Flolan in the United States, which we commenced in April 2006. We record product sales net of the supply price paid to the manufacturer/licensor, distribution fees paid to the specialty pharmacies and allowances for product returns, prompt pay discounts and government insurer rebates. The allowances are estimated based on historical information and other pertinent data (see Revenue Recognition discussion in the Critical Accounting Policies below). We obtained and are relying on the relevant historical information from the licensor in making our estimates of these allowances until we have sufficient historical data of our sales.

Six Months
Ended
June 30, 2006
Gross product sales	$28,852
Supply price	(24,189)
Distribution costs	(1,444)
Government program rebates	(1,153)
Prompt pay discounts and product return allowances	(496)

Product sales, net	$1,570

     We acquired the rights to Flolan in the midst of declining unit sales due to a lack of marketing efforts by GSK and growing competition from other products. We anticipate, due to our marketing and sales efforts, to slow the decline in unit sales, although we cannot predict in which quarter our promotional efforts will show a significant impact, if any. The Flolan distribution agreement is expected to underwrite the development of our U.S. commercial organization and afford us the opportunity to establish a presence in the PAH marketplace well in advance of the potential launch of ambrisentan.
     Sublicense revenues
     Sublicense revenues in 2006 consisted of $905,000 related to the sublicense of foreign rights to ambrisentan to GSK and $1.8 million related to the sublicense of Perfan I.V. in January 2006. The sublicense revenue from GSK is derived from the non-refundable upfront payment made by GSK in March 2006 and the milestone achieved in April 2006, which is being recognized ratably over the expected service period. The $1.8 million related to the Perfan I.V. sublicense was recognized in January 2006, as no future service is required.
     We expect that the sublicense revenues related to the GSK sublicense in subsequent quarters will be similar to the second quarter, based on milestones achieved to date. We do not expect any significant additional sublicense revenues related to Perfan I.V. in 2006.
Costs and Expenses

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Costs and expenses:
Research and development (including stock-based compensation expense)	$30,748	$38,627
Selling, general and administrative (including stock-based compensation expense)	17,457	6,166

	$48,205	$44,793

     Research and Development
     Research and development expenses, including stock-based compensation expenses, are summarized as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Development
Enoximone	$(1,132)	$21,695
Flolan	55	—
Ambrisentan	16,344	10,042
Darusentan	8,496	3,115

Total development	23,763	34,852
Discovery research	4,055	3,245
Stock-based compensation expense	2,930	530

Total research and development	$30,748	$38,627

     Development expenses for the enoximone program were negligible in the six months ended June 30, 2006 due to the discontinuation of this program in June 2005. In addition, using currently available information, we updated our estimated costs related to this program. This led us to reduce our accrual for future payments, primarily to clinical trial sites, by approximately $920,000 in the second quarter of 2006.
     Ambrisentan development expenses in the six months ended June 30, 2006 increased by $6.3 million as compared to the same period in 2005. This increase was associated with:
•	$5.3 million in expenses for several Phase 1 ambrisentan studies initiated in the second half of 2005 that carried over into 2006;

•	$1.6 million for increased numbers of patients enrolled the ongoing ARIES extension trial;

•	$325,000 for the Phase 2 trial designated AMB-222; and

•	$2.0 million for increased internal expenses associated with an increase in the number of employees for the management of the ambrisentan trials.
     These increases were partially offset by a $2.9 million decrease related to the conclusion of our two Phase 3 ARIES trials.
     We anticipate development expenses associated with ambrisentan will continue to increase in 2006 as we continue clinical development and manufacturing scale up activities.
     Darusentan development expenses in the six months ended June 30, 2006 increased by $5.4 million as compared to the same period in 2005, primarily related to:
•	$4.3 million in expenses for set-up activities for Phase 3 clinical trials of darusentan, the first of which commenced in June 2006;

•	$1.5 million for manufacturing process development, analytical testing and regulatory compliance;

•	$655,000 for preclinical testing; and

•	$870,000 for increased internal expenses associated with an increase in the number of employees for the management of the darusentan trials.
     These increases were partially offset by a $2.0 million decrease in costs related to the completion of the darusentan Phase 2b clinical trial in mid-2005.
     We believe our costs for the development of darusentan will continue to increase in 2006 compared to 2005 due to the costs to prepare for and conduct pivotal Phase 3 trials.
     Discovery research expenses increased by about $810,000 in the six months ended June 30, 2006 as compared to the same period in 2005. The increase related to increased staffing levels and to increased lab supply and equipment costs. We expect to continue to incur expenses at or above this level in 2006, with a small additional expansion planned in our research staff and activities. We are also considering an increase in our funding for external academic research, which would lead to an increase in expense which would not be offset by any expected increase in research contracts revenue.

     See the discussion of stock-based compensation below for an explanation of the $2.4 million increase related to the adoption of FAS 123(R).
     Selling, General and Administrative
     The $11.3 million increase in selling, general and administrative expense for the six months ended June 30, 2006 as compared to the same period in 2005 primarily relates to:
•	$2.2 million increase in advertising and market research costs related to preparations for the planned launch of ambrisentan and the initiation of activities related to Flolan sales;

•	$2.2 million related to increased staffing, relocation and related recruiting costs;

•	$795,000 increase in insurance and professional service costs;

•	$390,000 increase in meetings and conferences and travel costs; and

•	$5.3 million increase in stock-based compensation expense related to the adoption of FAS 123(R), see discussion below.
     We expect a significant increase in selling, general and administrative expense in 2006 compared to 2005, due to the expansion of our sales, marketing and administrative organizations for the marketing and distribution of Flolan in the United States, which we commenced in the second quarter of 2006, and our efforts to prepare for the potential commercialization of ambrisentan.
     Stock-Based Compensation
     The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Research and development	$2,930	$530
Selling, general and administrative	5,819	504

	$8,749	$1,034

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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first half of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Of the $8.7 million of stock-based compensation recognized in the six months ended June 30, 2006, $7.3 million was related to our stock option plan and $1.4 million was related to our employee stock purchase plan.
     As of June 30, 2006, there was approximately $27.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2006, there was approximately $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.
     Stock-based compensation expenses in the period ended June 30, 2005 related to the continued vesting of deemed below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, we have not granted options to employees with exercise prices deemed below the fair market value on the date of grant.
     Interest Income, Net
     Interest income net of interest expense was $4.1 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. Interest income was $4.1 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in interest income in 2006 relates to the increased investment balance in 2006 as a result of the funds raised in our September 2005 financing and the increase in investment yields. Interest expense declined to $7,000 from $162,000 for the six months ended June 30, 2006 and 2005, respectively, as a result of our term loan being paid off in January 2006.
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
     The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Product sales	$—	$1,661
Operating expenses	—	(1,149)
Income taxes	—	—

	$—	$512

Liquidity and Capital Resources
     Our cash, cash equivalents and investments from continuing operations amounted to $188.1 million and $182.3 million at June 30, 2006 and December 31, 2005, respectively. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, expenses related to preparations for the planned commercial launch of ambrisentan, as well as payroll costs. Our cash outflows beyond one year are expected to consist of the same types of expenditures, plus additional marketing, selling and administration costs to fund the launch of ambrisentan. We believe that our cash, cash equivalents and investment balances will allow us to fund our future operating costs, working capital and capital expenditures through at least the end of 2007.
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
     At June 30, 2006, we had approximately $3.0 million in net property and equipment. We expect to purchase additional equipment and to invest in leasehold improvements in 2006, and we expect our spending on fixed assets to grow in future years. We plan to relocate our office and laboratory to a new leased facility in late 2007. This move would entail a substantial investment in leasehold improvements in 2007, as well as a significant increase in lease expense and future contractual lease obligations beginning in late 2007.
     Operating activities resulted in net cash inflows of $3.5 million and outflows of $29.8 million for the six months ended June 30, 2006 and 2005, respectively. The net cash inflows in 2006 primarily relates to the $20.0 million non-refundable upfront payment and $5.25 million milestone received from GSK related to the GSK License Agreement together with the $6.1 million received from the sale and sublicense agreement with Wülfing, offset by outflows to fund our ongoing operations.
     Investing activities resulted in net cash inflows of $13.1 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively. The net cash inflow for the six months ended June 30, 2006 resulted from $0.8 million in capital asset expenditures and $7.8 million in purchases of investments offset by $21.8 million in proceeds related to the maturity of investments. The net cash inflow for the six months ended June 30, 2005 resulted from $0.6 million in capital asset expenditures and $20.3 million in purchases of investments offset by $31.9 million in proceeds related to the maturity of investments.
     Financing activities resulted in net cash inflows of $2.7 million and outflows of $0.8 million for the six months ended June 30, 2006 and 2005, respectively. Financing activities for the six months ended June 30, 2006 consisted primarily of proceeds from issuance of common stock related to the exercise of employee stock options. Financing activities for the six months ended June 30, 2005 consisted primarily of payments of $956,000 on our term loan, which was fully repaid in January 2006.
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
     There were no material changes to our future payment commitments for operating leases or other obligations as of June 30, 2006 except, in May 2006, we leased an additional 6,600 square feet of space and extended the lease term on an equipment lease, increasing our future payment commitments by approximately $0.2 million.
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
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104), Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 01-9 (EITF 01-9), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Arrangements with multiple elements are accounted for in accordance with EITF 00-21. We consider this methodology to be the most appropriate for our business model and current revenue streams.
Product Sales, Net
     We sell products to specialty pharmacy distributors. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized upon receipt of product (freight on board destination) since title to the product passes and the customers have assumed the risks and rewards of ownership. Gross product sales were $28.9 million for the three and six months ended June 30, 2006.
     We considered the terms of the agreement with our licensor and the underlying business purpose of the arrangement and, based on EITF 99-19, we record revenue from product sales net of the supply price paid to the manufacturer/licensor. Supply price paid for the three and six months ended June 30, 2006 was $24.2 million.

     For revenue-generating arrangements where we, as a vendor, provide consideration to a distributor, licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments that are not deemed to be a reduction of selling price would be recorded as an expense. Distribution costs for the three and six months ended were $1.4 million and were recorded as a reduction in the selling price.
     We record allowances for product returns, rebates and prompt pay discounts at the time of sale, and reports revenue net of such amounts. In determining allowances for product returns and rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate end-customer demand and buying patterns and review the levels of inventory held by specialty pharmacies. Making these determinations involves estimating based on the behavior of the specialty pharmacy distributors in the past, when they purchased the product from the licensor, coupled with predicting whether trends in past buying patterns will be indicative of future product sales.
     A description of the allowances requiring accounting estimates, and the specific considerations we use in estimating these amounts, are as follows:
     Product returns. Our customers may return outdated, short dated or damaged product that is in its original, unopened cartons and received by us prior to 12 months past the expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to specialty pharmacies might remain in its inventory or in end-customers’ inventories to within six (6) months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration. The product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates which were provided to us by the licensor.
     To estimate the likelihood of product remaining in specialty pharmacies’ inventory to within six (6) months of its expiration, we also rely on information from the specialty pharmacies regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. We believe the information from the specialty pharmacies and third party sources is a reliable indicator of trends, but we are unable to verify the accuracy of such data independently. We also consider the specialty pharmacies’ past buying patterns based on information provided by the licensor, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
     There was no product returned to us for the three or six months ended June 30, 2006. The allowance for returns was $35,000 at June 30, 2006.
     Rebates. Although we sell our products in the U.S. to specialty pharmacy distributors, we assumed the distribution agreements from the licensor with certain governmental health insurance providers to allow purchase of our products at a discounted price, until the product is no longer sold with the licensor’s National Drug Control (NDC) number. Rebates are paid directly to the government insurer by the licensor and we are responsible for reimbursing them for these rebates.
     As a result of these contracts, at the time of product shipment we must estimate the likelihood that product sold to specialty pharmacy distributors might be ultimately sold by the specialty pharmacy distributors to a contracting entity.
     We estimate our Medicaid rebate accruals based on reviews of historical usage by rebate-eligible customers, using information provided by the licensor, estimates of the level of inventory of the products in the distribution channel that remain potentially subject to those rebates, and terms of our contractual and regulatory obligations.
     At June 30, 2006, the allowance for rebates was $1.2 million.

     Prompt pay discounts. As incentive to expedite cash flow, we offer a customer a prompt pay discount whereby if they pay their accounts within a specified number of days of product shipment, they may take a discount. As a result, we must estimate the likelihood that this customer will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, we rely on past history of the customers’ payment patterns provided by the licensor to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase the allowance accordingly.
     The allowance for prompt pay discounts was $461,000 for the six months ended June 30, 2006. Accounts receivable were net of $160,000 of prompt pay discounts as of June 30, 2006.
Product Sales (Perfan I.V.)
     All Perfan I.V. product sales are included in discontinued operations, net of income taxes, in the statement of operations. See Note 4.
Research and development contracts
     We may enter into collaborative agreements with pharmaceutical companies where the other party receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The rights associated with this research and development are assigned or can be assigned to the collaborator through a license at the collaborator’s option. The terms of the collaborative agreements can include non-refundable funding of research and development efforts, licensing fees, payments based on achievement of certain milestones, payments for reimbursement of research costs and royalties on product sales. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue if the license has standalone value and the fair value of the undelivered items can be determined. If the license is considered to have standalone value but the fair value on any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of performance for such undelivered items or services.
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

     Payments received by us for the reimbursement of expenses for research, development and commercial activities under commercial collaboration and commercialization agreements are recorded in accordance with EITF Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (EITF 99-19). Per EITF 99-19, in transactions where we act as principal, with discretion to choose suppliers, bears credit risk and performs a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of operating expenses in our statements of operations.
     Revenue from research funding is recognized when the services are performed and is typically based on the fully burdened cost of a researcher working on a collaboration. Revenue is recognized ratably over the period as services are performed, with the balance reflected as deferred revenue until earned.
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year are classified as long-term deferred revenue. As of June 30, 2006, we have short- and long-term deferred revenue of $4.8 million and $23.3 million, respectively, related to our collaborations and licensing agreements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange hedging contracts. Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.
     We invest in marketable securities in accordance with our investment policy approved by the Board of Directors. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable duration of a single issue is 18 months and the average duration of the issues in the portfolio is less than nine months.
     As of June 30, 2006, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $30.1 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
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
     The addition of commercial sales through the Flolan Distribution Agreement which commenced in April 2006 resulted in a material change in internal control over financial reporting. The commercial sales efforts required new processes and accounting estimates. With the exception of the change in internal control over financial reporting from the Flolan Distribution Agreement, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors which have been substantively changed from those set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2006 have been marked with an asterisk immediately following the heading of such risk factor.
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
     Other than Flolan, which we commenced distributing and marketing during the second quarter of 2006, we do not expect to be able to market either of our product candidates for one or more years. We do not expect to achieve overall profitability from the sales of Flolan. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.
We have a history of operating losses and we may never become profitable. *
     We have experienced significant operating losses since our inception in 1996. At June 30, 2006, we had an accumulated deficit of $273.5 million. For the six months ended June 30, 2006, we had losses from continuing operations of $36.1 million. For the years ended December 31, 2005, 2004 and 2003, we had losses from continuing operations of $64.0 million, $59.0 million and $44.4 million, respectively. We do not expect that research and development revenue, which was $7.0 million, $6.6 million and $1.0 million in 2005, 2004 and 2003, respectively, or revenue received from our marketing and distribution of Flolan will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates and Flolan. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
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
We may experience delays in our clinical development programs that could adversely affect our financial position and our commercial prospects. *
     We cannot accurately predict when planned clinical trials will begin or be completed, including our planned Phase 3 testing of darusentan, for which we have only very recently begun to enroll patients. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and other drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.
     A number of factors may affect the pace of enrollment of our planned Phase 3 trials of darusentan in patients with resistant hypertension, including the relatively small number of patients who meet the strict definition of resistant hypertension as compared to other types of hypertension and other trials which may seek to enroll patients that would otherwise be eligible to participate in our trial.
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
If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.*
     Other than Flolan, which we commenced distributing and marketing during the second quarter of 2006, our current product candidates, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.
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
     Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Top line results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials, as was the case with our discontinued product candidate, enoximone.
     A number of other pharmaceutical and biotechnology companies have suffered significant setbacks in advanced hypertension clinical trials, even after achieving positive results in earlier trials. In prior clinical trials of certain antihypertensive product candidates, including our Phase 2b trial of darusentan, positive placebo effects were observed. There can be no assurance that we will not observe significant placebo effects in connection with our planned trials of darusentan. If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. In addition, it is possible that our product candidates will not be approved for marketing in the United States or markets outside of the United States if they fail to show a clinically significant benefit compared to one or more active comparator drugs.
     We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval.
There can be no assurance that our Phase 3 clinical development program for darusentan will be acceptable to the FDA, EMEA or other similar agencies for regulatory approval of the compound. *
     We are developing darusentan for a novel indication and there is no clear precedent established for the clinical development or the regulatory requirements for approvability of this drug. In October 2005, we participated in an End-of-Phase 2 meeting with the FDA regarding our proposed Phase 3 clinical development program. Since that time, we have continued discussions with the FDA, the European Medicines Agency (EMEA), and clinical advisory boards composed of clinical experts in hypertension regarding future development of darusentan. Based on these discussions we designed two pivotal Phase 3 clinical trials. The first of these trials was initiated in June 2006 and we expect to initiate the second pivotal

Phase 3 clinical trial in the second half of 2006. The results of these trials or other events could lead to the need to add additional Phase 3 or Phase 4 clinical trials to the program as a condition of approval.
     Even if the results of the preclinical studies and clinical trials of darusentan, including our planned Phase 3 trials, is positive, they may not be sufficient to support FDA, EMEA or other regulatory approval. In addition, we may elect or be required to modify our Phase 3 clinical development plan. Any decision to modify the development plan could delay the development of, and increase the cost of developing, darusentan.
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
     In particular, the recently-initiated pivotal trial of darusentan will evaluate the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of four antihypertensive medications, one of which is a diuretic. Our Phase 2b clinical trial of darusentan evaluated the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of three antihypertensive medications, one of which was a diuretic. Although the results of our Phase 2b trial suggest that darusentan is effective in those patients taking full doses of four or more antihypertensive medications, there can be no assurance that darusentan will be effective compared to placebo in reducing the systolic blood pressure of such patients or that darusentan will exhibit similar or greater efficacy or safety in such a patient population as compared to the patient population studied in our Phase 2b trial.
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
     On July 24, 2006, Encysive Pharmaceuticals announced that it received a second approvable letter from the FDA for sitaxsentan containing concerns regarding a substantive issue that must be satisfied prior to achieving approval, including a request for additional clinical trial work. Like ambrisentan, sitaxsentan is an ETA selective ERA, and we cannot be certain whether the concerns and observations raised by the FDA with respect to sitaxsentan will apply to all ETA selective ERAs or either of our ETA selective ERAs.
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
ERAs have been shown to increase peripheral edema and cardiovascular adverse events. *
     Prior clinical trials have indicated that ERAs as a class of drugs may cause peripheral edema (fluid retention) in some patients. In addition, some ERAs have been associated with increased cardiovascular adverse events, including arrhythmia, worsening heart failure, and mortality. For instance, recent Phase 3 studies of atrasentan, an ERA, in patients with metastatic prostatic cancer showed an imbalance in the incidence of arrhythmias, worsening heart failure, and worsening heart failure deaths between patients on placebo and patients receiving atrasentan. In each case, the differences observed with atrasentan were statistically significant. Prior studies of bosentan and enrasentan, both of which are ERAs, in patients with heart failure, demonstrated trends of increased worsening heart failure. Prior studies of darusentan in patients with heart failure demonstrated small numerical increases in some cardiovascular adverse events, including peripheral edema, atrial arrhythmia, and bradycardia. There were no clear differences in the number of deaths in the darusentan treatment groups as compared to placebo. None of the above-described differences observed with darusentan in heart failure were statistically significant. However, there can be no assurance that future trials will not demonstrate such differences in patients with heart failure.
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
If approved, our products may be subject to significant restrictions or we may be subject to stringent post-marketing commitments that could affect our ability to market our products. *
     The FDA, EMEA and other regulatory agencies will typically require a prominently displayed “black box” warning in the label of any product that may lead to death or serious injury. In addition, the FDA, EMEA and other regulatory agencies may require that such products are marketed subject to risk management programs, including distribution through a “closed” distribution system. Closed distribution systems seek to manage the post-marketing risk of an approved medication through: (i) limited access through a number of specialty distributor pharmacies; (ii) registration of all practitioners prescribing the medication; (iii) registration of all patients receiving the medication; (iv) written certification by the practitioner that the medication is being prescribed for a medically appropriate use; (v) review of safety warnings with the patient by the practitioner; (vi) an ongoing comprehensive program to monitor, collect, track, and report adverse event and other safety related information from patients receiving the medication; and (vii) distribution of a medication guide to patients that addresses concerns about possible adverse events and the actions patients should take to avoid them.
     Ambrisentan and darusentan belong to a class of drugs called ERAs, which may cause damage to the liver, testes and fetus and which may cause cardiovascular adverse events. Bosentan, a product of Actelion, also belongs to this class of drugs, and the FDA, as a condition of the approval of bosentan, required Actelion to include a black box warning in its label and to distribute bosentan via a closed distribution system. Since ambrisentan and darusentan belong to the same class of drugs as bosentan, we expect that the FDA, EMEA and other regulatory agencies may require us to include black box warnings in ambrisentan’s and darusentan’s labels.
     Flolan is distributed through a closed distribution system. We may elect or be required to distribute our product candidates through a closed distribution system that would increase distribution costs and make patient access and reimbursement more difficult and may reduce sales as a result. Currently, at least one such closed distribution system has been patented and there can be no assurance that we will be able to license the rights to this system. Development of a proprietary system may be time consuming and costly.

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
     Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for a significant time, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, an ERA, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available in the United States since December 2001. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. markets sildenafil for the treatment of PAH in the United States and Europe. The market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA-selective ERA like ambrisentan, may be an alternative treatment for PAH based on the preliminary results of its pivotal Phase 3 clinical trials. Sitaxsentan is at a more advanced stage of development than ambrisentan and may be on the market before ambrisentan if it is approved. If sitaxsentan is approved and achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA-selective ERAs in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including Actelion, Merck, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
     We have obtained liability insurance of $10 million for our product candidates in clinical trials and $50 million for our commercial sales of Flolan. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if either of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage on commercially reasonable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a successful claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to maintain, renew or increase our insurance on reasonable terms, if at all.
If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.*
     We have limited experience in sales, marketing and distribution. To directly market and distribute any products, including Flolan, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We recently hired and trained a focused sales force in the United States to prepare for the marketing of Flolan. We expect to increase the size of our initial sales force in the United States in 2007 to prepare for the launch of ambrisentan if it is ultimately approved. For some market opportunities, we have entered or may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the potential commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. For example, GlaxoSmithKline may not be successful in commercializing ambrisentan outside of the United States even if it is ultimately approved. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels. For example, we may experience unanticipated costs and risks associated with our recently-signed agreement to distribute and promote Flolan, and our revenues from Flolan may not be adequate to yield profit or we may incur a loss on this business.
Since we will rely on third-party manufacturers, we may be unable to control the availability or cost of producing our products.
     There can be no assurance that Flolan or our product candidates, if approved, can be manufactured in sufficient commercial quantities, in a timely manner, in compliance with regulatory requirements and at an acceptable cost. Although there are several potential manufacturers capable of manufacturing our product candidates in both bulk and finished form, we intend to select and rely at least initially on a single third-party to manufacture the bulk drug (active pharmaceutical ingredient) and another single third-party to manufacture the drug product for each of our product candidates. In addition, GlaxoSmithKline is responsible for the manufacture of Flolan and relies on a single third-party to manufacture the active pharmaceutical ingredient required for Flolan. Establishing a replacement source for any of our products could require at least 12 months and significant additional expense. We or GlaxoSmithKline could be required to expand relationships with manufacturers we have used in the past or establish new relationships with different third-party manufacturers for our products. We may not be able to contract for manufacturing capabilities in a timely manner or on acceptable terms, if at all. Furthermore, GlaxoSmithKline or third-party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our products. Any such failure could delay or prevent us from receiving regulatory approvals or marketing our products, or could require us to recall or withdraw our products from the market if they are approved and marketed. Our dependence on third parties may reduce our profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.
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
If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay product development and commercialization and increase our expenditures.*
     Prior to March 3, 2006, our collaborations were solely with academic scientists and institutions for basic scientific research and with Novartis relating to targets and compounds identified in our discovery research program. On March 3, 2006, we entered into a collaboration with GlaxoSmithKline pursuant to which we licensed manufacturing, development and commercialization rights for ambrisentan to GlaxoSmithKline in all territories outside of the United States and, simultaneously, received the exclusive right to market and distribute Flolan (epoprostenol sodium) in the United States.
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
If our discovery research program is not successful, we may be unable to develop additional product candidates.*
     We have devoted and expect to continue to devote significant resources to our discovery research program. For the years ended December 31, 2005, 2004 and 2003, we spent $7.1 million, $5.2 million and $3.3 million, respectively, on our discovery research program. We are obligated under sponsored research agreements to make annual payments of $250,000 to the University of Texas Southwestern Medical Center. We expect to significantly increase this funding commitment in the future. Nevertheless, this program may not succeed in identifying additional therapeutic targets, product candidates or products. If we do not develop new products, or if product candidates developed through our discovery research program do not receive regulatory approval or achieve commercial success, we would have no other way to achieve any meaningful revenue through this program.
     The collaboration agreement we entered into with Novartis in October 2003, as amended in May 2005 and July 2006, provides Novartis with an exclusive option to our discoveries, with limited exceptions, for three year periods ending October 2008 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). Novartis has an early termination right which allows it to terminate the collaboration agreement with 60 days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). Novartis may choose to terminate the agreement with us, possibly delaying our research program and increasing our operating loss.
Our operations may be impaired unless we can successfully manage our growth.*
     As a result of our collaboration with GlaxoSmithKline, marketing and distribution of Flolan in the United States and the potential commercialization of ambrisentan, we expect to significantly accelerate the expansion of our sales, marketing and administrative operations in the near term. In addition, we expect to continue to expand our research and development, medical and regulatory affairs, and product development operations. Our number of employees and operational spending have increased significantly each year since inception. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage further growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure that (i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.
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
     The development, manufacturing, distribution, pricing, advertising, promotion, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 145 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, and the corresponding audit of the assessment by our independent registered public accounting firm, we identified deficiencies in our internal controls over financial reporting. Although none of the deficiencies identified as of December 31, 2005 were determined to be “significant deficiencies” or “material weaknesses” as defined by the Public Company Accounting Oversight Board, we cannot assure you that we will not find material weaknesses in the future. We also cannot assure that we could correct any such material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
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
Changes in the economic, political, legal and business environments in foreign countries in which we do business could limit or disrupt our international sales and operations.
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
Currency fluctuations may negatively affect our financial condition.*
     We incur significant expenses, including for clinical trials, outside the United States. As a result, our business is affected by fluctuations in exchange rates between the United States dollar and foreign currencies. Our reporting currency is the United States dollar and, therefore, financial positions are translated into United States dollars at the applicable foreign exchange rates. Exchange rate fluctuations may adversely affect our revenues, results of operations, financial position and cash flows. If we are successful in establishing international sales, either directly or through a partner such as GSK, these sales may also be denominated in foreign currencies and hence subject to volatility due to changes in foreign exchange rates.
Risks Related to Our Industry
Our competitors may develop and market drugs that are less expensive, more effective or safer than our products and product candidates.
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
     Actelion, Ltd. received FDA approval in December 2001 for bosentan (Tracleer®), an ERA for the treatment of PAH. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil (Remodulin®) for the treatment of PAH. In addition, Schering AG and CoTherix, Inc. market iloprost (Ventavis®) for the treatment of PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan (Thelin™), an ETA selective ERA which has demonstrated efficacy in a Phase 3 study and may be approved for the treatment of PAH. Pfizer, Inc. received approval for the use of sildenafil (Revatio®) for the treatment of PAH in the United States and Europe, and if ambrisentan is approved, sildenafil is likely to be a major competitor. ICOS Corporation and Eli Lilly and Co. have initiated clinical trials to evaluate oral tadalafil (Cialis®) for the treatment of PAH. Recently, a published case report indicated that a single PAH patient responded to treatment with Gleevec®, a cancer drug marketed by Novartis. The author of the case report indicated that he and other investigators intend to conduct further studies of the drug in PAH patients. In addition, Predix Pharmaceuticals Holdings, Inc. is in early stages of clinical development of a compound with a novel mechanism of action for the possible treatment of PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs and other compounds in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Merck, Novartis AG and Speedel Group, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
Changes in or interpretations of accounting rules and regulations, including recently implemented changes relating to the expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
     Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. The Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004, SFAS No. 123(R)) and its related implementation guidance in December 2004. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We implemented SFAS No. 123(R) as of January 1, 2006.

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
     Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of June 30, 2006, options to purchase a total of 4,243,628 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 2,101,915 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, as of June 30, 2006, approximately 94,000 shares of common stock were issued under our 2003 Employee Stock Purchase Plan and 406,067 were available for issuance. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,458,219 shares of our common stock, all of which have exercise prices below our current market price.
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
     After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of June 30, 2006, we held approximately $8.4 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 4, 2006, the Company held an Annual Meeting of Stockholders. At the meeting, the stockholders voted on a proposals to elect directors to serve for the ensuing year and until their successors are elected and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006.

     The voting results on the two matters are set forth below:
1.	Proposal to elect directors to serve for the ensuing year and until their successors are elected:

Director	For	Against	Abstain

J. William Freytag	33,195,420	—	920,921

Michael R. Bristow	34,089,265	—	27,076

Kirk K. Calhoun	34,070,855	—	45,486

Jerry T. Jackson	33,781,427	—	334,914

Daniel J. Mitchell	34,070,556	—	45,785

Arnold L. Oronsky	33,988,747	—	127,594

Michael J. Valentino	34,067,783	—	48,558

Judith A. Hemberger	34,089,914	—	26,427
2.	Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006: 34,081,310 For, 27,299 Against, and 7,732 Abstain.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.39+	Amended and Restated Collaboration and Option Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc., dated July 7, 2006.

10.40+	Form of License, Development and Commercialization Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc.

10.41+	Form of License, Development and Commercialization Agreement (for HDAC Inhibitor Compounds) between Myogen and Novartis Institutes for BioMedical Research, Inc.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1#	Section 1350 Certification.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
          Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2006	MYOGEN, INC.

/s/ Joseph L. Turner

Joseph L. Turner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

10.39+	Amended and Restated Collaboration and Option Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc., dated July 7, 2006.

10.40+	Form of License, Development and Commercialization Agreement between Myogen and Novartis Institutes for BioMedical Research, Inc.

10.41+	Form of License, Development and Commercialization Agreement (for HDAC Inhibitor Compounds) between Myogen and Novartis Institutes for BioMedical Research, Inc.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1#	Section 1350 Certification.

+	We have applied for confidential treatment with respect to portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Myogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.