Form 10-Q
period 2006-09-30
MYOGEN INC
filed 2006-11-06
CIK 1101052

UNITED STATES SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of November 2, 2006 there were 43,769,729 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.
This Quarterly Report on Form 10-Q consists of 64 pages.

MYOGEN, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$79,497	$138,380
Short-term investments	96,985	38,575
Accounts receivable, net	9,841	—
Prepaid expenses, accrued interest receivable and other current assets	7,385	2,752
Assets of discontinued operations	—	1,289

Total current assets	193,708	180,996

Long-term investments	—	5,362
Property and equipment, net	3,478	2,622
Other assets	142	27

Total assets	$197,328	$189,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,386	$10,345
Accrued liabilities	4,194	2,797
Current portion of deferred revenue	4,578	1,187
Current portion of other liabilities	160	142
Current portion of notes payable, net of discount	—	172
Liabilities of discontinued operations	—	264

Total current liabilities	41,318	14,907

Deferred revenue, net of current portion	22,559	1,656
Other long term liabilities, net of current portion	172	220

Commitments and contingencies (See Note 9)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2006 and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 43,009,401 and 41,962,587 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	43	42
Additional paid-in-capital	431,631	412,862
Deferred stock-based compensation	—	(1,406)
Other comprehensive loss	46	(88)
Accumulated deficit	(298,441)	(239,186)

Total stockholders’ equity	133,279	172,224

Total liabilities and stockholders’ equity	$197,328	$189,007

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Research and development contracts	$1,741	$1,779	$5,334	$5,065
Product distribution services, net	1,392	—	2,962	—
Sublicense revenues	732	—	3,441	—

	3,865	1,779	11,737	5,065

Costs and expenses:
Research and development (including stock-based compensation expense of $1,777, $407, $4,707 and $937, respectively)	16,908	6,438	47,655	45,064
Selling, general and administrative (including stock-based compensation expense of $4,381, $860, $10,200 and $1,364, respectively)	14,219	4,158	31,677	10,324

	31,127	10,596	79,332	55,388

Loss from operations	(27,262)	(8,817)	(67,595)	(50,323)
Interest income, net	2,325	645	6,404	1,818

Loss from continuing operations before cumulative effect of a change in accounting principle	(24,937)	(8,172)	(61,191)	(48,505)
Cumulative effect of a change in accounting principle	—	—	172	—

Loss from continuing operations	(24,937)	(8,172)	(61,019)	(48,505)
Gain on the sale of discontinued operations	—	—	1,763	—
Discontinued operations, net of income taxes	—	306	—	818

Net loss	$(24,937)	$(7,866)	$(59,256)	$(47,687)

Basic and diluted net loss per common share attributable to common stockholders:
Continuing operations before cumulative effect of a change in accounting principle	(0.58)	(0.23)	(1.44)	(1.34)
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	0.00
Discontinued operations, net of income taxes	0.00	0.01	0.04	0.02

	$(0.58)	$(0.22)	$(1.40)	$(1.32)

Weighted average common shares outstanding	42,771,699	36,479,355	42,477,148	36,006,524

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(59,256)	$(47,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	(172)	—
Gain on the sale of discontinued operations	(1,763)	—
Depreciation and amortization	920	701
Amortization of deferred stock-based compensation	14,882	2,301
Amortization of debt discount	—	103
Amortization of investment discount	(585)	(165)
Loss on disposal of property and equipment	9	21
Changes in operating assets and liabilities:
Trade accounts receivable	—	104
Research and development contract amounts	—	300
Accounts receivable, net	(9,841)	—
Inventories	—	40
Prepaid expenses, accrued interest and other assets	(3,680)	933
Accounts payable	21,961	2,440
Deferred revenue	25,795	3
Accrued liabilities	1,348	(768)

Net cash used in operating activities	(10,382)	(41,674)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(1,702)	(783)
Purchases of investments	(86,553)	(31,985)
Proceeds from maturities of short-term investments	34,235	51,058

Net cash (used in) provided by investing activities	(54,020)	18,290

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	5,466	117,949
Payments on notes payable	(172)	(1,451)
Payments on capital leases	(63)	(50)

Net cash provided by financing activities	5,231	116,448

Effect of exchange rates on cash	—	(53)
Net increase (decrease) in cash and cash equivalents	(59,171)	93,011

Cash and cash equivalents, beginning of period	138,380	70,669
Cash and cash equivalents of discontinued operations, beginning of period	288	589
Net increase (decrease) in cash and cash equivalents	(59,171)	93,011
Less: Cash and cash equivalents of discontinued operations, end of period	—	(393)

Cash and cash equivalents, end of period	$79,497	$163,876

Supplemental Disclosure of Non-Cash Financing Activities:
Acquisition of property and equipment under capital leases	$83	$1

The accompanying notes are an integral part of these consolidated financial statements.

MYOGEN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 1: Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended December 31, 2005, included in the Annual Report on Form 10-K of Myogen, Inc. (the “Company” or “Myogen”) filed with the Securities and Exchange Commission on March 15, 2006.
     On March 3, 2006, Myogen entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited (licensor), a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with Glaxo Group Limited, “GlaxoSmithKline”).
     Under the terms of the GSK License Agreement, GlaxoSmithKline received an exclusive sublicense to Myogen’s rights to ambrisentan outside of the United States. Myogen received upfront and milestone payments totaling $25.3 million as of September 30, 2006 and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $74.7 million in milestone payments. In addition, Myogen will receive stepped royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory. Myogen will continue to conduct and bear the expense of all development activities that the parties currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense.
     Under the terms of the Flolan Distribution Agreement, Myogen received exclusive rights to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period after commencement of its distribution and related commercial activities, which occurred on April 3, 2006.
     As a result of the GSK License Agreement and Flolan Distribution Agreement, the Company has commenced its planned principal operations and was no longer considered to be in the development stage as of March 31, 2006 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.
     See Note 11 for discussion of the definitive Agreement and Plan of Merger with Gilead Sciences, Inc., a Delaware corporation (“Gilead”), and Mustang Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gilead (“Purchaser”) signed on October 1, 2006.
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
     The Company adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the first nine months of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 3 “Stock Options and Stock-based Compensation” for further details.
     Stock-based employee compensation expense is recognized over the option vesting period, which is equivalent to the requisite service period, using the multiple option method as prescribed by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”). Stock-based compensation expense recognized in the consolidated statement of operations during the three and nine month periods ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). Stock-based compensation expense recognized in the statement of operations for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures to account for awards ultimately expected to vest. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
Note 2: Liquidity
     Management anticipates that operating losses and negative cash flows from operations will continue for at least the next several years. To date, the Company has satisfied its cash commitments primarily through public and private placements of equity securities.
     Based on current spending projections, management believes that the Company’s existing cash, cash equivalents and investments will be sufficient to continue operations through at least the end of 2007, if the proposed Merger is not completed. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management plans to conduct additional financings to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.
     See Note 11 for discussion of the definitive Agreement and Plan of Merger with Gilead Sciences, Inc., a Delaware corporation (“Gilead”), and Mustang Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gilead (“Purchaser”) signed on October 1, 2006.
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
     At September 30, 2006, the Company had reserved an aggregate of 6,145,030 shares of common stock for issuance under the Plan and 1,929,460 options were available for grant. Options granted may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, generally over a four-year period, subject to acceleration upon the occurrence of certain events. The option price of any incentive stock option shall equal or exceed the fair value per share on the date of grant as determined by the Company’s Board of Directors prior to the initial public offering or market closing price after the initial public offering, or 110% of the fair value per share in the case of a 10% or greater stockholder.
     Impact of the Adoption of FAS 123(R)
     The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine month periods ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FIN 28. For stock-based awards granted after January 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, also using the accelerated amortization method under FIN 28. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Research and development	$1,777	$4,707
General and administrative	4,381	10,200

	$6,158	$14,907
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
     Prior to the adoption of FAS 123(R), the intrinsic value of unvested stock options was recorded as deferred stock-based compensation as of December 31, 2005. Upon the adoption of FAS 123(R) in January 2006, the deferred stock-based compensation balance of approximately $1.4 million was reclassified to additional paid-in-capital.
     Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. There were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises, so this had no impact on our financing or operating cash flows for any period.
     Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the nine month period ended September 30, 2006 for employee options:

2006
Risk-free interest rate	4.35-5.1%
Expected life (in years)	6
Weighted-average volatility	75%
Expected dividend yield	0%
     The Company used the SEC “shortcut” approach to determine the expected term of option grants subsequent to adoption, which resulted in a life of 6 years for the Company’s standard option grants. Standard option grants vest 25% after the first year and monthly thereafter through the fourth anniversary. Our computation of expected volatility for the first nine months of 2006 is based on historical volatility. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the forfeiture rate for stock options using 7% for executives and Board of Director members and 13-15% for other employees.
     Activity of the Plan is summarized in the following table for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2006	3,517,745	$5.49
Granted (at market)	1,484,322	35.84
Exercised	(746,413)	4.43
Forfeited/expired/cancelled	(40,084)	24.94

Outstanding at September 30, 2006	4,215,570	$16.18	7.51	$82,621

Vested and expected to vest at September 30, 2006	3,985,198	$15.57	7.42	$80,447

Vested at September 30, 2006	1,947,981	$4.44	5.98	$59,692

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.4 million options that were in-the-money at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock option plans was $5.8 million and $21.7 million, respectively, determined as of the date of option exercise. During the three and nine months ended September 30, 2005, the aggregate intrinsic value of options exercised under our stock option plans was $3.4 million and $3.6 million, respectively, determined as of the date of option exercise.
     The weighted average grant-date fair value of options granted to employees in the nine month periods ended September 30, 2006 and 2005 was $27.42 and $7.12, respectively.
     As of September 30, 2006, there was approximately $25.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     Associated with the sale of Myogen GmbH in January 2006 (see Note 4), the Company entered into a Transition Benefit Agreement with a key employee of Myogen GmbH which accelerated the vesting of the previously granted stock options by one year. As a result of that modification, the Company recognized additional compensation expense of $144,000 for the nine months ended September 30, 2006.
     In May 2006, the Company accelerated the vesting by one week the options for a Board Member that resigned effective with the Annual Meeting. The underlying performance obligations were met. As a result of that modification, the Company recognized additional compensation expense of $88,000 for the nine months ended September 30, 2006.
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
     The pro forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders, as reported	$(7,866)	$(47,687)
Add: Total stock-based employee compensation expense included in reported net loss	1,013	1,998
Deduct: Total stock-based employee compensation expense determined under fair value based method	(943)	(3,675)

Pro forma net loss	$(7,796)	$(49,364)

Pro forma basic and diluted net loss per common share	$(0.21)	$(1.37)

Basic and diluted net loss per common share, as reported	$(0.22)	$(1.32)

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for employee options:

2005
Risk-free interest rate	3.61-4.12%
Expected life (in years)	5
Expected volatility	100%
Expected dividend yield	0%
     The expected stock price volatility was estimated using percentages reported by similar public companies within the biotechnology industry as the Company did not have a sufficient trading history from which to calculate volatility through September 30, 2005.
     Employee Stock Purchase Plan
     The Company instituted an employee stock purchase plan in 2003, in which substantially all of its regular employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to certain limitations. The Board of Directors has the authority to set the terms of an offering and may specify offering periods of up to 27 months. The plan allows participants to purchase Myogen common stock through payroll deductions at a price 15% less than the lower of the closing price for the beginning of the offering period or the purchase date. The plan allows for the issuance of 500,000 shares of common stock to eligible employees. During the three months ended September 30, 2006 and 2005, 78,649 and 30,117 shares were issued pursuant to this plan. During the nine months ended September 30, 2006 and 2005, 122,996 and 49,586 shares were issued pursuant to this plan, respectively. At September 30, 2006, approximately 327,000 shares were available for purchase under the plan. Each enrollment period is two years, with six-month measurement periods ending January 31 and July 31, provided that a new two year offering will commence immediately after the end of a measurement period if the fair market value of the Company’s common stock at the end of such measurement period is less than the fair market value of the Company’s common stock on the initial day of such offering.
     For the three months ended September 30, 2006 and 2005, the weighted-average fair value of the purchase rights granted were $10.72 and $5.88 per share, respectively. For the nine months ended September 30, 2006 and 2005, the weighted-average fair value of the purchase rights granted were $11.58 and $4.04 per share, respectively. The Black-Scholes model was utilized to calculate the value of the purchase rights for the nine months ended September 30, using the following assumptions:

	2006	2005
Risk-free interest rate	4.55-5.14%	2.72-3.81%
Expected life (in years)	0.5-2	0.5-2
Expected volatility	72.5-76.3%	100%
Expected dividend yield	0%	0%
     For the three and nine months ended September 30, 2006, $589,000 and $2.0 million was recorded as stock-based compensation in the statement of operations, respectively. Pro forma stock-based compensation, net of the effect of adjustments, was $153,000 and $353,000 for the three and nine months ended September 30, 2005, respectively.
     As of September 30, 2006, there was approximately $565,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.
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
     The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations as of December 31, 2005 are as follows:

Cash and cash equivalents	$288
Trade accounts receivable	508
Finished products	167
Raw materials	34
Prepaid expenses and other assets	274
Property and equipment, net	18

Assets of discontinued operations	$1,289

Accounts payable	$189
Other liabilities	75

Liabilities of discontinued operations	$264

     The following table sets forth the income from the discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Product sales	$738	$2,399
Pre-tax income from operations	319	837
Income taxes	13	19

Discontinued operations, net of income taxes	$306	$818

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
     All Perfan I.V. product sales occurred in Europe through the Company’s subsidiary, Myogen GmbH and are summarized by country as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Netherlands	$288	$928
Germany	198	719
United Kingdom	159	514
France	73	195
Other	20	43

	$738	$2,399

     As a result of a detailed review of its strategic options, the Company sold Myogen GmbH, a wholly owned European subsidiary, and the Perfan I.V. inventory and sublicensed its rights to Perfan I.V. in markets outside North America to Wülfing Holding GmbH in January 2006. Under the terms of the agreements, Wülfing paid the Company $6.1 million. Under the terms of the sale and sublicense agreement with Wülfing, the Company’s rights to certain Perfan trademarks, certain quantities of bulk enoximone compound and enoximone starter material, and the existing inventory of finished Perfan I.V were transferred to Wülfing.
     Under the terms of the stock purchase agreement with Wülfing, Wülfing purchased the outstanding capital stock of Myogen GmbH. The fair value of the assets and liabilities acquired by Wülfing, which included the Perfan inventory, exceeded the carrying value, resulting in a gain on the sale of discontinued operations of $1,763,000 recorded in the nine month period ended September 30, 2006.
     The sublicense agreement with Wülfing is subject to the terms of the Company’s license agreement with Aventis Pharmaceuticals, Inc. (Aventis). The sublicense agreement also obligates Wülfing to pay the Company royalties based on net sales of Perfan I.V. outside North America. Such obligations are generally coterminous with the Company’s obligations to pay royalties to Aventis under the license agreement. The Company recognized $1,783,000 as sublicense revenue associated with the sublicense of its rights to Perfan I.V. in markets outside North America in the nine month period ended September 30, 2006. Under certain circumstances involving an interruption of sales of Perfan I.V. in Europe, the Company may be required to refund up to $1.5 million to Wülfing, which is recorded as deferred revenue and will be recognized upon the expiration of interruption of sales obligations.
Note 5: Comprehensive Loss
     A reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(24,937)	$(7,866)	$(59,256)	$(47,687)
Change in unrealized gain (loss) on investments available for sale	134	(22)	144	8
Foreign currency translation adjustment	—	(1)	—	(30)

Total comprehensive loss	$(24,803)	$(7,889)	$(59,112)	$(47,709)

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
Product distribution services, Net
     The Company sells products to specialty pharmacy distributors. Revenue from product distribution services is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized upon receipt of product (freight on board destination) since title to the product passes and the customers have assumed the risks and rewards of ownership. Gross product distribution services were $25.6 million and $54.4 million for the three and nine months ended September 30, 2006, respectively.
     The Company considered the terms of the agreement with the licensor and the underlying business purpose of the arrangement and based on EITF 99-19, records revenue from product distribution services net of the supply price paid to the manufacturer/licensor. Supply price paid for the three and nine months ended September 30, 2006 was $21.5 million and $45.7 million, respectively.

     For revenue-generating arrangements where the Company, as a vendor, provides consideration to a distributor, licensor or collaborator, as a customer, the Company applies the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless the Company receives an identifiable benefit for the payment and the Company can reasonably estimate the fair value of the benefit received. Payments that are not deemed to be a reduction of selling price would be recorded as an expense. Distribution costs for the three and nine months ended September 30, 2006 were $1.3 million and $2.7 million, respectively, and were recorded as a reduction in the selling price.
     The Company records allowances for product returns, rebates and prompt pay discounts at the time of sale, and reports revenue net of such amounts. In determining allowances for product returns and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates end-customer demand and buying patterns and reviews the levels of inventory held by specialty pharmacies. Making these determinations involves estimating based on the behavior of the specialty pharmacy distributors in the past, when they purchased the product from the licensor, coupled with predicting whether trends in past buying patterns will be indicative of future product distribution services.
     A description of the allowances requiring accounting estimates and the specific considerations the Company uses in estimating these amounts are as follows:
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
     There was no product returned to the Company for the three or nine months ended September 30, 2006. The allowance for returns was $65,000 at September 30, 2006.
     Rebates. Although the Company sells its products in the U.S. to specialty pharmacy distributors, the Company assumed the distribution agreements from the licensor with certain governmental health insurance providers to allow purchase of the Company’s products at a discounted price, until the product is no longer sold with the licensor’s National Drug Control (NDC) number. Rebates are paid directly to the government insurer by the licensor and the Company is responsible for reimbursing the licensor for these rebates.
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

     The allowances for rebates were $1.0 million and $2.2 million for the three and nine months ended September 30, 2006, respectively.
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
     The allowances for prompt pay discounts were $415,000 and $876,000 for the three and nine months ended September 30, 2006, respectively. Accounts receivable were net of $140,000 of prompt pay discounts as of September 30, 2006.
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
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year are classified as long-term deferred revenue. As of September 30, 2006, the Company has short- and long-term deferred revenue of $4.6 million and $22.6 million, respectively, related to its collaborations and licensing agreements.
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
     Diluted net loss per common share for all periods presented is the same as basic net loss per share because the potential common shares were anti-dilutive. Anti-dilutive common shares not included in the calculation of diluted shares outstanding, using the treasury stock method, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Common stock related to options	2,076,152	2,567,442	2,159,409	1,948,974
Warrants	1,069,698	976,968	1,104,503	469,968
Employee stock purchase plan	26,049	—	26,368	—

Total	3,171,899	3,544,410	3,290,281	2,418,942

Note 8: Accounts Payable
     Accounts payable were comprised of the following:

	September 30,	December 31,
	2006	2005
Trade accounts payable	$17,501	$10,234
Supply price payable to licensor	14,874	—
Related parties	11	111

	$32,386	$10,345

     Included in trade accounts payable are accruals for contracted third-party development activity, including estimated clinical study costs, which will be invoiced to the Company in subsequent accounting periods. These accruals were approximately $10.9 million at September 30, 2006 and $6.4 million at

December 31, 2005. Clinical study costs represent costs incurred by clinical research organizations and clinical sites. These costs are recorded as a component of research and development expenses. Management accrues costs for these clinical studies based on the progress of the clinical trials, including patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates are made and used in determining the accrued balance in any accounting period. Actual results could differ from these estimates.
     On June 27, 2005, the Company announced top line results of ESSENTIAL I & II, the two Phase 3 trials of enoximone in patients with advanced chronic heart failure. The trial results failed to demonstrate a statistically significant benefit for any of the three co-primary efficacy endpoints. Based on these results, the Company discontinued development of enoximone in June 2005. From the time of discontinuing the program through September 30, 2006, the Company recorded approximately $8.9 million in research and development expenses in the income statement related to contract termination costs and estimated costs to be incurred by contract research organizations in connection with closing out the studies associated with the discontinuation of the development of enoximone. For the three and nine months ended September 30, 2006, using currently available information from contract research organizations, the Company updated the estimate of accrued costs related to this program and its termination. This resulted in a decrease in the accrual for future payments of $0.2 million and $1.4 million for the three and nine months ended September 30, 2006, respectively. Approximately $0.5 million remains accrued at September 30, 2006 with approximately $7.5 million in payments made since the program was discontinued.
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
     On September 12, 2006, the Company entered into a Land Purchase Contract for approximately 446,770 square feet of undeveloped real property in the Interlocken business park in Broomfield, Colorado (the “Property”) for an undisclosed purchase price. Upon execution of the Land Purchase Contract, the Company deposited $100,000 in earnest money with the title company for the transaction. Under the terms of the Land Purchase Contract, the Company may assign the Land Purchase Contract to WP Carey & Co., LLC (“WP Carey”). The Company intended to make such an assignment and enter into a lease agreement with WP Carey regarding the Property prior to the closing under the Land Purchase Contract. The Land Purchase Contract also provides that, at the closing, the Seller would grant the Company an option (the “Option”) to purchase an additional 323,518 square feet of undeveloped real property adjacent to the Property through December 31, 2009. The Company would retain the Option in the event of an assignment of the Land Purchase Contract to WP Carey. See Note 11 below regarding termination of the Land Purchase Contract as a result of the merger also described below.
Note 10: Warrants
     On September 29, 2004, the Company completed a PIPE financing, in which warrants exercisable for 1,839,080 shares of common stock were issued. The warrants have an exercise price per share of $7.80, with a five-year life and are fully vested and exercisable six months from the closing date. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as permanent equity and valued at fair value on the date of issuance. The Company has concluded that the registration rights agreement should be viewed as a freestanding agreement, which would be accounted for separately under SFAS No. 5. The Company has evaluated the liquidating damages provision of the registration rights agreement under SFAS No. 5 and has determined that it is not probable that a payment would be made, therefore, no liability has been recorded as of September 30, 2006. The fair value of the warrants at the grant date of $10,133,000 was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 100%; risk-free interest rate of 3.37% and a contractual life of five years. The warrant holders have the ability to cashless exercise when a registration statement for the resale of the shares is not then in effect. There is no provision for net-cash settlement of the warrants and any liquidated damages related to the warrant holders’ registration rights do not exceed what would be a reasonable discount on registered shares. The liquidated damages are calculated based on the value of the warrants assigned in the agreement of $0.125 per warrant, which is substantially less than the fair value of the warrants determined using the Black-Scholes model. During the nine months ended September 30, 2006 and 2005, warrants were exercised for 177,405 and 1,217 shares of common stock, respectively, and there are warrants exercisable for 1,280,814 shares of common stock outstanding at September 30, 2006.
Note 11: Subsequent Events
     On October 1, 2006, Gilead Sciences, Inc., a Delaware corporation (“Gilead”), Mustang Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gilead (“Purchaser”), and the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) which contemplates the acquisition by Gilead, through Purchaser, of all of the outstanding common stock of the Company in a two-step transaction comprised of a cash tender offer for all of the issued and outstanding shares of the Company common stock (the “Offer”), followed by a merger of Purchaser with and into the Company (the “Merger”). In the Offer, Gilead will pay $52.50 per share of the Company’s common stock, net to the holder thereof in cash. In addition, upon the acquisition by Purchaser of shares of the Company’s common stock tendered in the Offer, all outstanding options to acquire Myogen common stock will be converted into options to acquire Gilead common stock based on a formula set forth in the Merger Agreement.
     The Merger Agreement provides that Purchaser will commence the Offer as promptly as practicable after the date of the Merger Agreement, and the offer commenced on October 16, 2006. The obligation of Purchaser to accept for payment and pay for shares of the Company’s common stock validly tendered in the Offer (and not withdrawn) is subject to customary conditions described in the Merger Agreement, including, among other things, that (i) more than 50% of the shares of the Company’s common stock (determined on a diluted basis) have been validly tendered (and not withdrawn), (ii) regulatory clearances have been obtained and (iii) other conditions set forth in Annex A to the Merger Agreement have been satisfied.
     The Merger Agreement further provides that, following the consummation of the Offer (and if necessary the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding shares) and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Company will be merged with and into Purchaser, and the Company will become a wholly-owned subsidiary of Gilead, and that upon consummation of the Merger, each then-outstanding share of the Company’s common stock held by persons other than Gilead and Purchaser will be converted into the right to receive $52.50 in cash. As of the date of this filing, the Offer is scheduled to expire on November 13, 2006.
     On October 18, 2006, the Company terminated the Land Purchase Contract as a result of the acquisition by Gilead and the $100,000 deposit was subsequently refunded.

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
     Forward-looking statements in this report include statements relating to:
•	the acquisition of the Company by Gilead;

•	the development of ambrisentan and darusentan, including projected regulatory, commercialization and clinical trial timelines;

•	expected trends and projections relating to sales of Flolan® and our income and expense line items; and

•	expectations regarding our financial condition and liquidity, including the adequacy of our existing capital resources.
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
Overview
Proposed Acquisition by Gilead
     On October 1, 2006, Gilead Sciences, Inc., a Delaware corporation (“Gilead”), Mustang Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gilead (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with us which contemplates the acquisition by Gilead, through Purchaser, of all of our outstanding common stock in a two-step transaction comprised of a cash tender offer for all of our issued and outstanding shares of common stock (the “Offer”), followed by a merger of Purchaser with and into Myogen (the “Merger”). In the Offer, Gilead will pay $52.50 per share of our common stock, net to the holder thereof in cash. In addition, upon the acquisition by Purchaser of shares of our common stock tendered in the Offer, all outstanding options to acquire our common stock will be converted into options to acquire Gilead common stock based on a formula set forth in the Merger Agreement.
     The Merger Agreement provides that Purchaser will commence the Offer as promptly as practicable after the date of the Merger Agreement, and the offer commenced on October 16, 2006. As of the date of this filing, the Offer is scheduled to expire on November 13, 2006. The obligation of Purchaser to accept for payment and pay for shares of our common stock validly tendered in the Offer (and not withdrawn) is subject to customary conditions described in the Merger Agreement, including, among other things, that (i) more than 50% of the shares of our common stock (determined on a diluted basis) have been validly tendered (and not withdrawn), (ii) regulatory clearances have been obtained and (iii) other conditions set forth in Annex A to the Merger Agreement have been satisfied.
     This report is neither an offer to purchase nor a solicitation of an offer to sell any securities. The solicitation and the offer to buy shares of Myogen common stock is being made pursuant to an offer to purchase and related materials that Gilead has filed with the Securities and Exchange Commission under a tender offer statement on Schedule TO. Myogen has filed a solicitation/recommendation statement on Schedule 14D-9 with respect to the offer. These materials will be sent free of charge to all stockholders of Myogen. In addition, all of these materials will be available at no charge from the Securities and Exchange Commission through its website at www.sec.gov. Free copies of the offer to purchase, the related letter of transmittal and certain other offering documents will be made available by Gilead by mail to Gilead Sciences, Inc., 333 Lakeside Drive, Foster City, CA 94404, Attention: Investor Relations. Investors and security holders may also obtain free copies of the documents filed with the Securities and Exchange Commission by Myogen by contacting Myogen Investor Relations at Myogen, Inc, 7575 West 103rd Avenue, Suite 102, Westminster, Colorado 80021, Attention: Investor Relations or at (303) 410-6666.
Business
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
     We have two selective endothelin receptor antagonist (“ERA”) product candidates in our product portfolio. We are preparing a New Drug Application (“NDA”) for ambrisentan for the treatment of patients with pulmonary arterial hypertension (“PAH”), after successfully completing two Phase 3 trials in December 2005 and April 2006. We have initiated the first of two planned Phase 3 trials for darusentan for the treatment of patients with resistant hypertension, after successfully completing a Phase 2b clinical trial in August 2005. Our product candidates are orally administered small molecules that may offer advantages over currently available therapies and address unmet needs in their respective markets.
     On March 3, 2006, we entered into a collaboration with GlaxoSmithKline (“GSK”) in connection with which we licensed manufacturing, development and commercialization rights for ambrisentan to GSK in all territories outside of the United States and, simultaneously, received rights to market and distribute Flolan® (epoprostenol sodium) for a three year period in the United States. Flolan® was approved by the United States Food and Drug Administration (FDA) in 1995 and is indicated for the long-term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in NYHA Class III and Class IV patients who do not respond adequately to conventional therapy.
     We also conduct a drug discovery research program in collaboration with the Novartis Institutes for BioMedical Research, Inc. (“Novartis”), through which we seek to discover and develop disease-modifying drugs for chronic heart failure and related disorders.
     From inception through September 30, 2006, we have incurred $80.7 million for ambrisentan and $30.0 million for darusentan of aggregate expenses for our clinical development programs.
     Although both ambrisentan Phase 3 clinical trials have been completed, the patients in these trials continue in extension trials and in early September we began enrolling patients in ARIES-3, a trial designed to include up to 200 additional patients and to continue until the expected commercial launch of ambrisentan in 2007. In addition, our process development activities are accelerating. As a result of the foregoing factors, we expect that our ambrisentan-related costs will continue at approximately the rate of spending seen in the first three quarters of this year through at least the second quarter of 2007.
     Expenses for darusentan are expected to materially increase in the remaining quarter of 2006 and to continue to grow through the first half of 2007 as the DAR 311 and DAR 312 trials have begun. The rate and amount of increased spending will be dependent on our clinical trial enrollment rates. We are beginning trial enrollment, therefore it is too early in the program to evaluate the rate of enrollment over the course of the program. The combined total cost of DAR-311 and -312, the two Phase 3 clinical trials of darusentan, together with their related long term extensions, as currently envisioned, is difficult to accurately predict but is expected to exceed $100 million in the next three years.
     The foregoing statements are forward-looking statements that involve risks and uncertainties, and actual results could vary materially. The Merger with Gilead may be postponed or terminated. The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at prospective sites; we may experience delays or fail to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; unforeseen safety issues may arise or regulatory agencies may be concerned with data from our clinical trials or those of similar drugs conducted by other sponsors; and regulatory agencies may deem data from our clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: we cannot guarantee that the FDA will not require us to conduct additional Phase 3 clinical trials for darusentan in order to obtain approval, even if we deem our DAR-311 and -312 trials successful; failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; if safety or efficacy issues arise with ambrisentan or darusentan, we may experience significant regulatory delays and our ongoing clinical trial may need to be terminated or re-designed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials, including the Phase 3 trials for ambrisentan, may not satisfy the requirements of the FDA or international regulatory authorities; or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates. Please refer to our “Risk Factors” in Part II Item 1A for additional information about risks and uncertainties facing our business.
Results of Operations for the Three Months Ended September 30, 2006 and 2005
     Revenues

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues:
Research and development contracts	$1,741	$1,779
Product distribution services, net	1,392	—
Sublicense revenues	732	—

	$3,865	$1,779

     Research and development contracts revenue
     Research and development contracts revenue for the three months ended September 30, 2006 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the three months ended September 30, 2006 consisted mainly of license revenue totaling $241,000 and research support funding of $1.5 million. The research and development contracts revenue for the three months ended September 30, 2005 consisted mainly of license revenue totaling $279,000 and research support funding of $1.5 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the service period. The research support funding is related to the fully burdened cost of the researchers working on the development of specific potential drug targets and is recognized in the period in which the services are performed.
     We expect license and research support revenue in the three months ending December 31, 2006 to be similar to the amounts reported in the three months ended September 30, 2006.
     Product distribution services, net
     All product distribution services recorded in the three months ended September 30, 2006 relate to sales of Flolan® in the United States, which we commenced in April 2006. We record product distribution services net of the supply price paid to the manufacturer/licensor, distribution fees paid to the specialty pharmacies and allowances for product returns, prompt pay discounts and government insurer rebates. The allowances are estimated based on distributor data, historical information and other pertinent data (see Revenue Recognition discussion in the Critical Accounting Policies below). We obtained and are relying on the relevant historical information from the licensor in making our estimates of these allowances until we have sufficient historical data of our sales.

Three Months Ended
September 30, 2006
Gross product distribution services	$25,588
Supply price	(21,464)
Distribution fees	(1,262)
Government insurer rebates	(1,024)
Allowances for prompt pay discounts and product returns	(446)

Product distribution services, net	$1,392

     We acquired the rights to Flolan® in the midst of declining unit sales, a trend which we believe was due to a lack of marketing efforts by GSK and growing competition from other products. We anticipate, due to our marketing and sales efforts, that the decline in unit sales will slow, although we cannot predict in which quarter our promotional efforts will show a significant impact, if any. The Flolan Distribution Agreement is expected to provide sufficient revenue to offset the costs associated with the build up of a small dedicated U.S. commercial organization and afford us the opportunity to establish a presence in the PAH marketplace in advance of the potential launch of ambrisentan.
     Sublicense revenues
     Sublicense revenues in the third quarter of 2006 consisted mainly of $716,000 related to the sublicense of ambrisentan foreign rights to GSK. The sublicense revenue from GSK is derived from the non-refundable upfront payment made to us by GSK in March 2006 and the milestone achieved in April 2006, which are being recognized ratably over the expected service period. We do not expect any significant additional sublicense revenues related to Perfan I.V. in 2006.
     Based on milestones achieved to date, we expect that the sublicense revenues related to the GSK sublicense in the three months ending December 31, 2006 will be similar to the amounts reported for the three months ended September 30, 2006.
Costs and Expenses

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Costs and expenses:
Research and development (including stock-based compensation expense)	$16,908	$6,438
Selling, general and administrative (including stock-based compensation expense)	14,219	4,158

	$31,127	$10,596

     Research and Development
     Research and development expenses, including stock-based compensation expenses, categorized by project, are summarized as follows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Development Enoximone	$(240)	$(3,244)
Flolan	10	—
Ambrisentan	6,559	4,585
Darusentan	6,753	2,928

Total development	13,082	4,269
Discovery research	2,049	1,762
Stock-based compensation expense	1,777	407

Total research and development	$16,908	$6,438

     Development expenses for the enoximone program were negligible in the three months ended September 30, 2006 due to the discontinuation of this program in June 2005. In addition, using currently available information, we updated our estimated costs related to this program. This led us to reduce our accrual for future payments, primarily to clinical trial sites, by approximately $330,000 in the third quarter of 2006.
     Ambrisentan development expenses in the three months ended September 30, 2006 increased by $2.0 million as compared to the same period in 2005. This increase was associated with:
•	$695,000 for manufacturing process development, analytical testing and regulatory compliance associated with preparations for the ambrisentan NDA;

•	$630,000 due to increased numbers of patients enrolled in the ongoing ARIES extension trial;

•	$620,000 in expenses for several Phase 1 ambrisentan studies initiated in the second half of 2005 that carried over into 2006;

•	$335,000 in expenses for initiation of the ARIES 3 study; and

•	$420,000 for increased internal expenses associated with an increase in the number of employees for the management of the ambrisentan trials.
     These increases were partially offset by a $600,000 decrease related to the conclusion of our two Phase 3 ARIES trials and a decrease of $255,000 related to our Phase 2 trial designated AMB-222.
     We anticipate development expenses associated with ambrisentan in the fourth quarter of 2006 will be consistent with the rate of spending in the third quarter of 2006, as we continue clinical development and manufacturing scale up activities.
     Darusentan development expenses in the three months ended September 30, 2006 increased by $3.8 million as compared to the same period in 2005, primarily related to:
•	$3.4 million in expenses for set-up activities and initiation of two Phase 3 clinical trials of darusentan, the first of which commenced in June 2006;

•	$640,000 for manufacturing process development, analytical testing and regulatory compliance;

•	$335,000 for preclinical testing; and

•	$150,000 for increased internal expenses associated with an increase in the number of employees for the management of the darusentan trials.
     These increases were partially offset by a $760,000 decrease in costs related to the completion of the darusentan Phase 2b clinical trial in mid-2005.

     We believe our costs for the development of darusentan will continue to increase in 2006 compared to 2005 due to the costs to prepare for and conduct our pivotal Phase 3 trials, the first of which commenced in June 2006.
     Discovery research expenses increased by about $290,000 in the three months ended September 30, 2006 as compared to the same period in 2005. The increase related to increased staffing levels and increased lab supplies and equipment costs. We expect to continue to incur expenses at or above this level in 2006, with a small additional expansion planned in our research staff and activities. We are also considering an increase in our funding for external academic research, leading to a potential increase in expense which would not be offset by any expected increase in research contracts revenue.
     See the discussion of stock-based compensation below for an explanation of the $1.4 million increase in expenses related to the adoption of FAS 123(R).
     Selling, General and Administrative
     The $10.1 million increase in selling, general and administrative expense for the three months ended September 30, 2006 as compared to the same period in 2005 primarily relates to:
•	$2.3 million related to increased staffing, relocation and related recruiting costs, primarily resulting from our growing sales and marketing capability;

•	$2.2 million increase in insurance and professional service costs, including approximately $1.0 million in costs related to the Merger Agreement;

•	$1.6 million increase in advertising and market research costs related to preparations for the planned launch of ambrisentan and the initiation of activities related to Flolan® sales;

•	$320,000 increase in meetings and conferences and travel costs; and

•	$3.5 million increase in stock-based compensation expense related to the adoption of FAS 123(R), see discussion below.
     We expect a significant increase in selling, general and administrative expense in 2006 compared to 2005, due to the expansion of our sales, marketing and administrative organizations for the marketing and distribution of Flolan® in the United States, which we commenced in the second quarter of 2006, our efforts to prepare for the potential commercialization of ambrisentan and external consultants, lawyers and advisors related to the Merger Agreement expected to be completed in the fourth quarter of 2006. In addition, our stock-based compensation may increase in the fourth quarter if certain stock option vesting is accelerated in connection with the Merger and the Merger may impact our estimates of option forfeitures, also increasing stock-based compensation expense.
     Stock-Based Compensation
     The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Research and development	$1,777	$407
Selling, general and administrative	4,381	860

	$6,158	$1,267

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

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Of the $6.2 million of stock-based compensation recognized in the three months ended September 30, 2006, $5.6 million was related to our stock option plan and $590,000 was related to our employee stock purchase plan.
     Stock-based compensation expenses in the period ended September 30, 2005 related to certain performance-based stock options as a result of the increased stock price and the continued vesting of deemed below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, we have not granted options to employees with exercise prices deemed below the fair market value on the date of grant.
     Our stock-based compensation may increase in the fourth quarter if certain stock option vesting is accelerated in connection with the Merger and the Merger may impact our estimates of option forfeitures, also increasing stock-based compensation expense.
     Interest Income, Net
     Interest income net of interest expense was $2.3 million and $645,000 for the three months ended September 30, 2006 and 2005, respectively. Interest income was $2.3 million and $707,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income in 2006 relates to the increased investment balance in 2006 as a result of the funds raised in our September 2005 common stock offering and the increase in investment yields. Interest expense declined to $4,000 from $62,000 for the three months ended September 30, 2006 and 2005, respectively, as a result of our term loan being paid off in January 2006.
     Discontinued Operations
     Discontinued operations, net of income taxes is the consolidated income and expenses associated with the operations of Myogen GmbH and the sub-licensing of Perfan I.V., which met the criteria for such treatment as of December 31, 2005.
     The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Product sales	$—	$738
Operating expenses	—	(432)
Income taxes	—	—

	$—	$306

Results of Operations for the Nine Months Ended September 30, 2006 and 2005
     Revenues

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues:
Research and development contracts	$5,334	$5,065
Product distribution services, net	2,962	—
Sublicense revenues	3,441	—

	$11,737	$5,065

     Research and development contracts revenue
     Research and development contracts revenues for the nine months ended September 30, 2006 were related to the research collaboration with Novartis initiated in October 2003. The research and development contracts revenue for the nine months ended September 30, 2006 consisted mainly of license revenue totaling $834,000 and research support funding of $4.5 million. The research and development contracts revenue for the nine months ended September 30, 2005 consisted mainly of license revenue totaling $1.1 million and research support funding of $4.0 million. The license revenue is derived from the non-refundable upfront payments made by Novartis, which are being recognized ratably over the service period. The research support funding is related to the fully burdened cost of the researchers working on the further development of specific potential drug targets and is recognized in the period in which the services are performed.
     We expect license and research support revenue in the three months ending December 31, 2006 will be similar to the amounts we reported in the three months ended September 30, 2006.
     Product distribution services, net
     All product distribution services recorded in 2006 relate to sales of Flolan® in the United States, which we commenced in April 2006. We record product distribution services net of the supply price paid to the manufacturer/licensor, distribution fees paid to the specialty pharmacies and allowances for product returns, prompt pay discounts and government insurer rebates. The allowances are estimated based on distributor data, historical information and other pertinent data (see Revenue Recognition discussion in the Critical Accounting Policies below). We obtained and are relying on the relevant historical information from the licensor in making our estimates of these allowances to augment historical data of our own.

Nine Months Ended
September 30, 2006
Gross product distribution services	$54,439
Supply price	(45,653)
Distribution fees	(2,705)
Government insurer rebates	(2,177)
Allowances for prompt pay discounts and product returns	(942)

Product distribution services, net	$2,962

     We acquired the rights to Flolan® in the midst of declining unit sales, a trend which we believe was due to a lack of marketing efforts by GSK and growing competition from other products. We anticipate, due to our marketing and sales efforts, that the decline in unit sales will slow, although we cannot predict in which quarter our promotional efforts will show a significant impact, if any. The Flolan Distribution Agreement is expected to provide sufficient revenue to offset the costs associated with the build up of a small dedicated U.S. commercial organization and afford us the opportunity to establish a presence in the PAH marketplace in advance of the potential launch of ambrisentan.
     Sublicense revenues
     Sublicense revenues in 2006 consisted of $1.6 million related to the sublicense of foreign rights to ambrisentan to GSK and $1.8 million related to the sublicense of Perfan I.V. in January 2006. The sublicense revenue from GSK is derived from the non-refundable upfront payment made to us by GSK in March 2006 and the milestone achieved in April 2006, which are being recognized ratably over the expected service period. The $1.8 million related to the Perfan I.V. sublicense was recognized in January 2006, as no future service is required.
     Based on milestones achieved to date, we expect that the sublicense revenues related to the GSK sublicense in the three months ending December 31, 2006 will be similar to the amounts reported for the three months ended September 30, 2006. We do not expect any significant additional sublicense revenues related to Perfan I.V. in 2006.
     Costs and Expenses

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Costs and expenses:
Research and development (including stock-based compensation expense)	$47,655	$45,064
Selling, general and administrative (including stock-based compensation expense)	31,677	10,324

	$79,332	$55,388

     Research and Development
     Research and development expenses, including stock-based compensation expenses, categorized by project, are summarized as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Development
Enoximone	$(1,372)	$18,451
Flolan	66	—
Ambrisentan	22,903	14,626
Darusentan	15,249	6,044

Total development	36,846	39,121
Discovery research	6,102	5,006
Stock-based compensation expense	4,707	937

Total research and development	$47,655	$45,064

     Development expenses for the enoximone program were negligible in the nine months ended September 30, 2006 due to the discontinuation of this program in June 2005. In addition, using currently available information, we updated our estimated costs related to this program. This led us to reduce our accrual for future payments, primarily to clinical trial sites, by approximately $1.4 million in the nine months ended September 30, 2006.
     Ambrisentan development expenses in the nine months ended September 30, 2006 increased by $8.3 million as compared to the same period in 2005. This increase was associated with:
•	$5.9 million in expenses for several Phase 1 ambrisentan studies initiated in the second half of 2005 that carried over into 2006;

•	$2.3 million for increased numbers of patients enrolled in the ongoing ARIES extension trial;

•	$1.0 million for manufacturing process development, analytical testing and regulatory compliance associated with preparations for the ambrisentan NDA;

•	$335,000 in expenses for initiation of the ARIES 3 study; and

•	$2.4 million for increased internal expenses associated with an increase in the number of employees for the management of the ambrisentan trials.
     These increases were partially offset by a $3.5 million decrease related to the conclusion of our two Phase 3 ARIES trials.
     We anticipate development expenses associated with ambrisentan in the fourth quarter of 2006 will be consistent with the rate of spending in the third quarter of 2006, as we continue clinical development and manufacturing scale up activities.

     Darusentan development expenses in the nine months ended September 30, 2006 increased by $9.2 million as compared to the same period in 2005, primarily related to:
•	$7.7 million in expenses for set-up and initiation activities for two Phase 3 clinical trials of darusentan, the first of which commenced in June 2006;

•	$2.2 million for manufacturing process development, analytical testing and regulatory compliance;

•	$1.0 million for preclinical testing; and

•	$1.0 million for increased internal expenses associated with an increase in the number of employees for the management of the darusentan trials.
     These increases were partially offset by a $2.8 million decrease in costs related to the completion of the darusentan Phase 2b clinical trial in mid-2005.
     We believe our costs for the development of darusentan will continue to increase in 2006 compared to 2005 due to the costs to prepare for and conduct pivotal Phase 3 trials.
     Discovery research expenses increased by about $1.1 million in the nine months ended September 30, 2006 as compared to the same period in 2005. The increase related to increased staffing levels and increased lab supply and equipment costs. We expect to continue to incur expenses at or above this level in 2006, with a small additional expansion planned in our research staff and activities. We are also considering an increase in our funding for external academic research, leading to a potential increase in expense which would not be offset by any expected increase in research contracts revenue.
     See the discussion of stock-based compensation below for an explanation of the $3.8 million increase in expenses related to the adoption of FAS 123(R).
     Selling, General and Administrative
     The $21.4 million increase in selling, general and administrative expense for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily relates to:
•	$4.5 million related to increased staffing, relocation and related recruiting costs, primarily as a result of initiating Flolan® sales and preparations for the planned launch of ambrisentan;

•	$4.1 million increase in advertising and market research costs related to preparations for the planned launch of ambrisentan and the initiation of activities related to Flolan® sales;

•	$3.0 million increase in insurance and professional service costs, including approximately $1.0 million in costs related to the Merger Agreement;

•	$660,000 increase in meetings and conferences and travel costs; and

•	$8.8 million increase in stock-based compensation expense related to the adoption of FAS 123(R), see discussion below.
     We expect a significant increase in selling, general and administrative expense in the three months ending December 31, 2006 compared to the same period in 2005, due to the expansion of our sales, marketing and administrative organizations for the marketing and distribution of Flolan® in the United States, which we commenced in the second quarter of 2006, and our efforts to prepare for the potential commercialization of ambrisentan and external consultants, lawyers and advisors related to the Merger Agreement expected to be completed in the fourth quarter of 2006. In addition, our stock-based compensation may increase in the fourth quarter if certain stock option vesting is accelerated in connection with the Merger and the Merger may impact our estimates of option forfeitures, also increasing stock-based compensation expense.

     Stock-Based Compensation
     The stock-based compensation expense for each period was allocated between selling, general and administrative and research and development as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Research and development	$4,707	$937
Selling, general and administrative	10,200	1,364

	$14,907	$2,301

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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     Of the $14.9 million of stock-based compensation recognized in the nine months ended September 30, 2006, $12.9 million was related to our stock option plan and $2.0 million was related to our employee stock purchase plan.
     As of September 30, 2006, there was approximately $25.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2006, there was approximately $0.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our employee stock purchase plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.
     Stock-based compensation expenses in the period ended September 30, 2005 related to certain performance-based stock options as a result of the increased stock price and the continued vesting of deemed below-market options granted to employees prior to the initial public offering. Since the initial public offering in 2003, we have not granted options to employees with exercise prices deemed below the fair market value on the date of grant.
     Our stock-based compensation may increase in the fourth quarter if certain stock option vesting is accelerated in connection with the Merger and the Merger may impact our estimates of option forfeitures, also increasing stock-based compensation expense.
     Interest Income, Net
     Interest income net of interest expense was $6.4 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income was $6.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest income in 2006 relates primarily to the increased investment balance in 2006 as a result of the funds raised in our September 2005 financing and the increase in investment yields. Interest expense declined to $11,000 from $224,000 for the nine months ended September 30, 2006 and 2005, respectively, as a result of our term loan being paid off in January 2006.

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
     Discontinued operations, net of income taxes is the consolidated income and expenses associated with the operations of Myogen GmbH and the sublicensing of Perfan I.V., which met the criteria for such treatment as of December 31, 2005.
     The income and costs included in discontinued operations, net of income taxes are comprised of the following:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Product sales	$—	$2,399
Operating expenses	—	(1,581)
Income taxes	—	—

	$—	$818

Liquidity and Capital Resources
     Our cash, cash equivalents and investments from continuing operations amounted to $176.5 million and $182.3 million at September 30, 2006 and December 31, 2005, respectively. Our cash outflows in the next 12 months are expected to consist primarily of external expenses related to our research and development programs, expenses related to preparations for the planned commercial launch of ambrisentan, as well as payroll costs. Our cash outflows beyond one year are expected to consist of the same types of expenditures, plus additional marketing, selling and administration costs to fund the launch of ambrisentan. We believe that our cash, cash equivalents and investment balances will allow us to fund our future operating costs, working capital and capital expenditures through at least the end of 2007. Please refer to our “Risk Factors” in Part II Item 1A for additional information about risks and uncertainties facing our business and the proposed Merger.
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
     At September 30, 2006, we had approximately $3.5 million in net property and equipment. We expect to purchase additional equipment and to invest in leasehold improvements in 2006, and we expect our spending on fixed assets to grow in future years. We plan to relocate our office and laboratory to a new leased facility in late 2007. This move would entail a substantial investment in leasehold improvements in 2007, as well as a significant increase in lease expense and future contractual lease obligations beginning in late 2007. This plan has been put on hold as a result of the proposed Merger. In addition, the Company will evaluate the need to impair various property and equipment in connection with the proposed acquisition by

Gilead. Please refer to our “Risk Factors” in Part II Item 1A for additional information about risks and uncertainties facing our business and the proposed Merger.
     Operating activities resulted in net cash outflows of $10.4 million and $41.7 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash outflows in 2006 primarily relates to the $20.0 million non-refundable upfront payment and $5.25 million milestone payment received from GSK related to the GSK License Agreement together with the $6.1 million received from the sale and sublicense agreement with Wülfing, offset by outflows to fund our ongoing operations.
     Investing activities resulted in net cash outflows of $54.0 million and inflows of $18.2 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash outflows for the nine months ended September 30, 2006 resulted from $1.7 million in capital asset expenditures and $86.6 million in purchases of investments offset by $34.2 million in proceeds related to the maturity of investments. The net cash inflow for the nine months ended September 30, 2005 resulted from $0.8 million in capital asset expenditures and $32.0 million in purchases of investments offset by $51.1 million in proceeds related to the maturity of investments.
     Financing activities resulted in net cash inflows of $5.2 million and $116.4 million for the nine months ended September 30, 2006 and 2005, respectively. Financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from issuance of common stock related to the exercise of employee stock options and common stock warrants. Financing activities for the nine months ended September 30, 2005 consisted primarily of $117.9 million of proceeds from issuance of common stock, offset by payments of $1.5 million on our term loan, which was fully repaid in January 2006.
     If the proposed Merger is not completed, we anticipate that our current cash, cash equivalents and investments will be sufficient to fund our operations through at least the end of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Although we expect that our existing resources could be adequate to support our operations for a longer period of time under certain scenarios, there can be no assurance that this can, in fact, be accomplished.
     If the proposed Merger is not completed, we plan to raise additional capital to meet future working capital and capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, those aspects of our drug discovery program not funded by Novartis or other aspects of our operations.
Obligations and Commitments
     The following summarizes our significant contractual obligations, which are comprised of our capital and operating lease obligations as of September 30, 2006, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
			(In thousands)
Capital lease obligations (1)	$182	$95	$86	$1	$—
Operating leases (2)	894	475	419	—	—
Other commitments (3)	5,000	5,000	—	—	—

Total contractual obligations	$6,076	$5,570	$505	$1	$—

(1)	Amounts represent principal payments due under various capital lease obligations as of September 30, 2006. These arrangements expire in various years through 2010.

(2)	These commitments are associated with contracts that expire September 30, 2007 and October 31, 2008. Payments due reflect fixed rent expense.

(3)	Amount includes architectural design and other related costs and the land purchase contract amount related to the construction of a new corporate headquarters incurred as of September 30, 2006. On

September 12, 2006, we entered into a Land Purchase Contract (the “Land Purchase Contract”) with JPI Colorado Land, LLLP (the “Seller”) for approximately 446,770 square feet of undeveloped real property in the Interlocken business park in Broomfield, Colorado (the “Property”) for an undisclosed purchase price. The Land Purchase Contract also provides that, at the closing under the Land Purchase Contract, the Seller will grant us an option (the “Option”) to purchase an additional 323,518 square feet of undeveloped real property adjacent to the Property through December 31, 2009. We will retain the Option in the event of an assignment of the Land Purchase Contract to WP Carey & Co., LLC under the terms of the Land Purchase Contract. On October 18, 2006, the Company terminated the Land Purchase Contract as a result of the proposed acquisition by Gilead and the $100,000 deposit was subsequently refunded.
     Total lease expense for the nine months ended September 30, 2006 and 2005 was $395,000 and $370,000, respectively. We have future payment commitments for operating leases of approximately $0.9 million, principally for our office and laboratory space. In addition, many of our contracts with clinical research organizations, contract manufacturers, academic research agreements and others contain termination provisions that would require us to make final payments if we were to terminate prematurely. The size of these payments depends upon the timing and circumstances of the termination and therefore the extent of the future commitments cannot be meaningfully quantified.
     In May 2006, we leased an additional 6,600 square feet of space and extended the lease term on an equipment lease, increasing our future payment commitments by approximately $0.2 million.
     In addition to the obligations above, we have entered into several license agreements as discussed below which require contingent milestone payments. As of September 30, 2006, there are approximately $3.5 million in contingent milestones reasonably likely to be incurred within the next year related to these agreements. These agreements are outlined below.
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
     On March 3, 2006, we entered into a License Agreement (the “GSK License Agreement”) with Glaxo Group Limited, a GlaxoSmithKline company, and a Distribution and Supply Agreement (the “Flolan Distribution Agreement”) with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline (together with

Glaxo Group Limited, “GlaxoSmithKline”). Under the terms of the GSK License Agreement, GlaxoSmithKline receives an exclusive sublicense to our rights to ambrisentan for therapeutic uses in humans for the prevention, palliation or treatment of pulmonary arterial hypertension and related etiologies outside of the United States. We received upfront and milestone payments totaling $25.3 million as of September 30, 2006 and, subject to the achievement of specific milestones, will be eligible to receive up to an additional $74.7 million in milestone payments. In addition, we will receive stepped royalties based on net commercial sales of ambrisentan in the GlaxoSmithKline territory with an estimated average royalty percentage in the mid-20’s range, prior to an industry standard step-down of the royalty payable to us after a specified period of time. GlaxoSmithKline will have an option to negotiate an exclusive sublicense for additional therapeutic uses for ambrisentan in the GlaxoSmithKline territory during the term of the GSK License Agreement. We will continue to conduct and bear the expense of all clinical development activities that we currently believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its pro rata share of external costs associated with such joint development. The parties have formed a joint steering committee to serve as a global oversight committee for the development and commercialization of ambrisentan under the terms of the GSK License Agreement, as well as project and brand committees to ensure coordination and alignment of activities.
     Under the terms of the Flolan Distribution Agreement, we have exclusive rights to market, promote and distribute Flolan® and the sterile diluent for Flolan® in the United States for a three year period beginning April 3, 2006. GlaxoSmithKline assigned to Myogen its rights and responsibilities with respect to Flolan® under certain agreements with specialty pharmacy distributors. To the extent our gross sales of Flolan® in the United States exceed certain predefined targets, the supply price to be paid to GlaxoSmithKline for Flolan® will decrease on a sliding scale. The Flolan Distribution Agreement contains standard termination provisions, including provisions which give GlaxoSmithKline the right to terminate the Flolan Distribution Agreement upon our material breach or for material patient safety issues. We commenced distribution and marketing of Flolan® in the second quarter of 2006.
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
     We also hold four other license agreements relating to intellectual property and patents. In September 1998, we entered into an exclusive license agreement, with the right to sublicense, with University License Equity Holdings, Inc., (formerly University Technology Corporation) (“ULEHI”), an affiliate of the University of Colorado, that allows us access to several different patents relating to the treatment of heart failure. This exclusive license may be subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. We must use commercially reasonable efforts to bring one or more products to market and, in order to retain an exclusive license, must meet certain milestones, including providing forecast reports and selling a minimum amount of product. In consideration for the license, we paid ULEHI an initial fee of $5,900, and we are obligated to pay future license maintenance fees of $4,250 per annum, as well as royalties, which are based upon net sales of the licensed products. During 2005, we paid a $12,500 sublicense fee to ULEHI under this agreement. As of December 31, 2003, we incurred a $25,000 sublicense fee to ULEHI under this agreement, which was paid in February 2004. Under this license agreement, we also have the primary responsibility of applying for and maintaining any patent or intellectual property rights. ULEHI may only assume such responsibility in the event that we decide not to do so. We amended this agreement in November 2003 to modify the royalty payment timeline and to include milestone payments for any drugs developed from the licensed technology, up to a maximum of $400,000 in the case of a drug for which an application for marketing approval is filed. We amended this agreement in August 2006 to reduce the royalty payment amounts and update the underlying intellectual property rights. During the nine months ended September 30, 2006, we paid $25,500 under this agreement. This agreement may be terminated by either party upon breach of the agreement, or we may cancel the agreement upon six months notice to ULEHI.
     In December 1999, we entered into a Patent and Technology License Agreement with the University of Texas System, (“the University”), which gives us exclusive rights, with the right to sublicense, to certain patents and technology relating to cardiac hypertrophy and heart failure. Concurrently, we entered into a Sponsored Research Agreement with the University to fund research at the University of Texas Southwestern Medical Center. Rights to inventions arising from the sponsored research are included within the exclusive license granted by the license agreement. This exclusive license, signed concurrently with a Sponsored Research Agreement, may be subject to certain rights of the United States Government if any of the licensed subject matter is developed under a governmental funding agreement. In consideration for the license, we paid an initial license fee of $50,000 and are obligated to pay future annual fees of $50,000 per year beginning the first year following termination of the Sponsored Research Agreement, a percentage of sublicense revenue and royalties based upon net sales. Additionally, we are obligated to make milestone payments for any drugs developed from the licensed technology, up to a maximum of $3.2 million in the case of a drug for which an application for marketing approval is filed. Patent prosecution and maintenance is carried out by a mutually agreed upon patent attorney, but we are obligated to reimburse the University for the associated patent costs. This license agreement will continue on a country by country basis in many cases until the last patent expires which currently is on September 26, 2022, based on patents issued to date, although this could be extended. There are also provisions that allow termination of the license agreement upon breach of the license, upon our insolvency, or upon written mutual agreement between Myogen and the University. We must diligently attempt to commercialize a licensed or identified product or the University has certain rights to cancel the exclusivity of the license agreement if we fail to provide written evidence within sixty days of our commercialization efforts. Similarly, the University can terminate the license agreement in the future if we fail to provide written evidence of our commercialization efforts within sixty days.
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
     We continue to maintain a close working relationship with three of our academic founders: Dr. Michael Bristow, professor of cardiology at the University of Colorado Health Sciences Center, Dr. Leslie Leinwand, chairperson of molecular, cellular and developmental biology at the University of Colorado and Dr. Eric Olson, chairman of molecular biology at the University of Texas Southwestern Medical Center. Dr. Bristow currently serves as a member of our Board of Directors and as a scientific advisor to the Company. Dr. Olson serves as an active consultant, frequently visiting our laboratories and collaborating closely both in research areas and in our discussions with larger pharmaceutical firms. In the case of both laboratories, we have an option allowing us to acquire the rights to future cardiovascular discoveries. Both universities were issued shares of our common stock in connection with the execution of certain of our license and related agreements. In September 2006, we entered into a four-year consulting agreement with Dr. Olson, which provided for compensation of approximately $100,000 per year and the issuance of

25,000 non-qualified stock options vesting over four years with an exercise price of $33.55 per option share.
     In October 2003, we entered into a research collaboration with Novartis for the discovery and development of novel drugs for the treatment of cardiovascular disease. We received signing fees totaling $5.0 million from Novartis under the October 2003 collaboration agreement. In addition, the collaboration agreement requires Novartis to provide research funding to us through October 2008. In May 2005, we expanded the collaboration to include our histone deacetylase inhibitor (HDACi) program. The expansion of the collaboration extends research funding with respect to the HDACi program for a minimum of three years and included signing fees. Since October 2003, proceeds received from our collaboration with Novartis have covered, and for 2006 are expected to cover, substantially all of our drug discovery expenses.
     The collaboration agreement, as amended in May 2005 and July 2006, provides Novartis with the exclusive option to our discoveries, with limited exceptions, for a five year period ending October 2008 (relating to product candidates other than HDACi product candidates) and May 2008 (relating to HDACi product candidates). Thereafter, the collaboration can be extended by mutual agreement of the parties. In addition, Novartis has an early termination right which allows it to terminate the collaboration agreement with 60 days prior notice at any time (for product candidates other than HDACi product candidates) or at any time after November 23, 2006 (for HDACi product candidates). In addition, the collaboration may be terminated upon breach of applicable licenses, insolvency of either party, mutual written agreement or our sale to a competitor of Novartis. Novartis may choose to terminate or not renew the agreement with us, possibly delaying our development programs and increasing our operating loss.
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
Product distribution services, net
     We sell products to specialty pharmacy distributors. Revenue from product distribution services is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Revenue is recognized upon receipt of product (freight on board destination) since title to the product passes and the customers have assumed the risks and rewards of ownership. Gross product distribution services were $25.6 million and $54.4 million for the three and nine months ended September 30, 2006, respectively.
     We considered the terms of the agreement with our licensor and the underlying business purpose of the arrangement and, based on EITF 99-19, we record revenue from product distribution services net of the supply price paid to the manufacturer/licensor. Supply price paid for the three and nine months ended September 30, 2006 was $21.5 million and $45.7 million, respectively.
     For revenue-generating arrangements where we, as a vendor, provide consideration to a distributor, licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments that are not deemed to be a reduction of selling price would be recorded as an expense. Distribution fees for the three and nine months ended September 30, 2006 were $1.3 million and $2.7 million, respectively, and were recorded as a reduction in the selling price.
     We record allowances for product returns, rebates and prompt pay discounts at the time of sale, and reports revenue net of such amounts. In determining allowances for product returns and rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate end-customer demand and buying patterns and review the levels of inventory held by specialty pharmacies. Making these determinations involves estimating based on the behavior of the specialty pharmacy distributors in the past, when they purchased the product from the licensor, coupled with predicting whether trends in past buying patterns will be indicative of future product distribution services.
     A description of the allowances requiring accounting estimates and the specific considerations we use in estimating these amounts are as follows:
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

     There was no product returned to us for the three or nine months ended September 30, 2006. The allowance for returns was $65,000 at September 30, 2006.
     Rebates. Although we sell our products in the U.S. to specialty pharmacy distributors, we assumed the distribution agreements from the licensor with certain governmental health insurance providers to allow purchase of our products at a discounted price, until the product is no longer sold with the licensor’s National Drug Control (NDC) number. Rebates are paid directly to the government insurer by the licensor and we are responsible for reimbursing the licensor for these rebates.
     As a result of these contracts, at the time of product shipment we must estimate the likelihood that product sold to specialty pharmacy distributors might be ultimately sold by the specialty pharmacy distributors to a contracting entity.
     We estimate our Medicaid rebate accruals based on reviews of historical usage by rebate-eligible customers, using historical information provided by the licensor, estimates of the level of inventory of the products in the distribution channel that remain potentially subject to those rebates, and terms of our contractual and regulatory obligations.
     The allowances for rebates were $1.0 million and $2.2 million for the three and nine months ended September 30, 2006, respectively.
     Prompt pay discounts. As an incentive to expedite cash flow, we offer a customer a prompt pay discount whereby if they pay their accounts within a specified number of days of product shipment, they may take a discount. As a result, we must estimate the likelihood that this customer will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, we rely on past history of the customers’ payment patterns provided both with us and historically with the licensor to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase the allowance accordingly.
     The allowances for prompt pay discounts were $415,000 and $876,000 for the three and nine months ended September 30, 2006, respectively. Accounts receivable were net of $140,000 of prompt pay discounts as of September 30, 2006.
Product Sales (Perfan I.V.)
     All Perfan I.V. product sales are included in discontinued operations, net of income taxes, in the statement of operations. See Note 4 to our financial statements.
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
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year are classified as long-term deferred revenue. As of September 30, 2006, we have short- and long-term deferred revenue of $4.6 million and $22.6 million, respectively, related to our collaborations and licensing agreements.
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
     While some of our research and development expenses are the result of the internal costs related directly to our employees, a majority of the expenses are charged to us by external service providers, including clinical research organizations and contract manufacturers, and by our academic collaborators. We record research and development expenses for activity occurring during the fiscal period related to the service delivery and in some cases accruing the cost prior to receiving invoices from clinical sites and third party clinical research organizations. We accrue external costs for clinical studies based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contractual costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical studies and basic research when incurred. Amounts received from other parties to fund our research and development efforts where the reimbursing party does not obtain any rights to the research or drug candidates are recognized as a reduction to research and development expense as the costs are incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the estimated costs for a given accounting period. Using currently available information, we update the estimates of our accrued costs related to research and development programs. We updated the estimate of our accrued costs related to the enoximone program and its termination, which led us to reduce our accrual for future payments, primarily to clinical trial sites, by $1.4 million during the nine months ended September 30, 2006. Changes in estimates did not have a material effect on our result of operations for the nine months ended September 30, 2005.
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
     As of September 30, 2006, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts of $97.0 million excluding those classified as cash and cash equivalents. Our short-term investments consist primarily of bank notes, various government obligations and asset-backed securities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.
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
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K. We consistently update and include our risk factors in our Quarterly Reports on Form 10-Q. Risk factors which have been substantively changed from those set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2006 have been marked with an asterisk immediately following the heading of such risk factor.
Risks Related to Our Business
Risks Related to the Proposed Acquisition by Gilead Sciences, Inc.*
     On October 1, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Gilead Sciences, Inc., a Delaware corporation (“Gilead”), and Mustang Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Gilead (“Purchaser”), which contemplates the acquisition by Gilead, through Purchaser, of all of the outstanding common stock of Myogen in a two-step transaction comprised of a cash tender offer for all of the issued and outstanding shares of Myogen common stock (the “Offer”), followed by a merger of Purchaser with and into Myogen (the “Merger”). In the Offer, Gilead will pay $52.50 per share of Myogen common stock, par value of $0.001 per share, net to the holder thereof in cash. The Merger Agreement further provides that, following the consummation of the Offer (and if necessary the adoption of the Merger Agreement by the holders of a majority of Myogen’s outstanding shares) and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Myogen will be merged with and into Purchaser, and Myogen will become a wholly-owned subsidiary of Gilead, and that upon consummation of the Merger, each then-outstanding share of Myogen common stock held by persons other than Gilead and Purchaser will be converted into the right to receive $52.50 in cash. As of the date of this filing, the Offer is scheduled to expire on November 13, 2006.
     Our business and results of operations are likely to be affected by the announcement of the proposed Merger. The announcement of the proposed Merger could have an adverse effect on our business in the near term if our customers delay, defer or cancel purchases pending consummation of the planned Merger. Although we are attempting to mitigate this risk through communications with our customers, our customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of our existing products after the proposed Merger. To the extent that our announcement of the proposed Merger creates uncertainty among our customers such that one large customer delays purchase decisions pending consummation of the planned Merger, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. The proposed Merger may also adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. In addition, due to the effects of the proposed Merger, our quarterly results of operations could be below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the planned Merger and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with customers and business partners, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the Merger Agreement imposes affirmative and negative restrictions on the operations of our business. Without Gilead’s consent, we may be restricted from making certain acquisitions and taking other specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.
     Failure to complete the proposed acquisition by Gilead would negatively affect our future business and operations. If the conditions to the Offer and proposed acquisition by Gilead set forth in the Merger Agreement are not met, the proposed Merger may not occur. The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including among others, the receipt of various material antitrust or merger control approvals. In addition, Gilead’s acceptance of the tendered shares is subject to Gilead’s ownership, following such acceptance, of at least a majority of all then-outstanding shares of our common stock. The closing of the Merger is also subject to customary closing conditions, and, depending on the number of shares held by Gilead after its acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by the holders of the Company’s outstanding shares remaining after the completion of the Offer also may be required. These conditions are set forth in detail in the Merger Agreement, which we have previously filed with the Securities and Exchange Commission. We cannot assure you that each of the conditions in the Merger Agreement will be satisfied. If the conditions are not satisfied or waived, the proposed Merger will not occur or will be delayed, and the market price of common stock could decline. Further, if the proposed Merger does not occur and our Board of Directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid by Gilead in the proposed Merger.
     If the sale of Myogen to Gilead is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	activities relating to the proposed Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Merger does not occur;

•	the market price of our common stock could decline following an announcement that the proposed Merger has been abandoned or delayed;

•	we could be required to pay Gilead a termination fee of $75.0 million under the circumstances described in the Merger Agreement;

•	we would remain liable for our costs related to the proposed Merger, including substantial legal and accounting fees and a portion of our investment banking fees;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•	we may not be able to retain key management and employees; and

•	we may not be able to maintain effective internal controls over financial reporting due to employee departures.
     Our business is subject to the risks and uncertainties discussed below. These risks may be intensified in the context of a delay or termination of the proposed Merger.
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
     We commenced distributing and marketing Flolan® during the second quarter of 2006 but we do not expect to achieve overall profitability from the sales of Flolan®. We expect to submit the NDA for ambrisentan to the FDA in the fourth quarter of 2006, and should we gain regulatory approval, the earliest we could market ambrisentan in the United States is the second half of 2007, if at all. Darusentan will require several more years to complete phase 3 clinical evaluation. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.
We have a history of operating losses and we may never become profitable.*
     We have experienced significant operating losses since our inception in 1996. At September 30, 2006, we had an accumulated deficit of $298.4 million. For the nine months ended September 30, 2006, we had losses from continuing operations of $61.0 million. For the years ended December 31, 2005, 2004 and 2003, we had losses from continuing operations of $64.0 million, $59.0 million and $44.4 million, respectively. We do not expect that research and development revenue, which was $7.0 million, $6.6 million and $1.0 million in 2005, 2004 and 2003, respectively, or revenue received from our marketing and distribution of Flolan® will become sufficient for us to achieve profitability. We have funded our operations principally from the sale of our equity securities. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials, research and development efforts and commercialization of our product candidates and Flolan®. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our product candidates, or continue to identify, develop, acquire, manufacture and market other new product candidates. We may never have any significant revenues or become profitable.
If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.*
     Our operations have consumed substantial amounts of cash since inception. To date, our sources of cash have been primarily limited to the sale of our equity securities. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates, manufacturing clinical supplies, marketing and distribution of Flolan® and preparing for launch of our product candidates and expanding our discovery research programs. We expect that our cash used by operations will continue to increase for at least the next one to two years. If the proposed Merger is not completed, we believe that our current cash, cash equivalents and investments are sufficient to fund operations through at least the end of 2007 based on current spending projections, assuming our current development plan for both of our drug candidates and assuming we do not expand our drug development portfolio through in-licensing, acquisition or internal basic research. If the proposed Merger is not completed, we plan to raise additional capital to meet future working capital and capital expenditure needs, and we may elect or be required to raise additional capital to complete the development and commercialization of our current product candidates if we experience unanticipated regulatory requests or clinical development results. Additionally, we may in-license or acquire additional products or companies, requiring us to raise additional capital to fund the acquisition and the subsequent product development costs. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs or our commercial development activities. We also may be required to:
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

We may experience delays in our clinical development programs that could adversely affect our financial position and our commercial prospects.*
     We cannot accurately predict when planned clinical trials will begin or be completed, including our Phase 3 testing of darusentan, for which we have only very recently begun to enroll patients. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and other drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or likely to seek patients with the same diseases as those we are studying. Competition for patients in some cardiovascular disease trials is particularly intense because of the limited number of leading specialist physicians and the geographic concentration of major clinical centers.
     A number of factors may affect the pace of enrollment of our Phase 3 trials of darusentan in patients with resistant hypertension, including the relatively small number of patients who meet the strict definition of resistant hypertension on full doses of the requisite number of medications as compared to other types of hypertension and other trials which may seek to enroll patients that would otherwise be eligible to participate in our trial.
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
     In addition, we may experience delays in closing out our clinical trials and analyzing clinical trial data after the patient treatment phase of a trial has been completed. This is of particular concern with large, international trials such as our Phase 3 trials of darusentan. It is also possible that we will be required to conduct additional trials beyond those currently envisioned, due to changing regulatory requirements or in response to the results of other clinical trials. Such additional trials could substantially delay the possible launch of our products, adversely affect our financial position, and increase the risk inherent in our programs.
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
     Other than Flolan®, which we commenced distributing and marketing during the second calendar quarter of 2006, our current product candidates, ambrisentan and darusentan, are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority.
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
     A number of other pharmaceutical and biotechnology companies have suffered significant setbacks in advanced hypertension clinical trials, even after achieving positive results in earlier trials. In prior clinical trials of certain antihypertensive product candidates, including our Phase 2b trial of darusentan, positive placebo effects were observed. There can be no assurance that we will not observe significant placebo effects in connection with our trials of darusentan. If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. In addition, it is possible that our product candidates will not be approved for marketing in the United States or markets outside of the United States if they fail to show a clinically significant benefit compared to one or more active comparator drugs.
     We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval.
There can be no assurance that our Phase 3 clinical development program for darusentan will be acceptable to the FDA, EMEA or other similar agencies for regulatory approval of the compound.*
     We are developing darusentan for a novel indication and there is no clear precedent established for the clinical development or the regulatory requirements for approvability of this drug. In October 2005, we participated in an End-of-Phase 2 meeting with the FDA regarding our proposed Phase 3 clinical development program. Since that time, we have continued discussions with the FDA, the European Medicines Agency (EMEA), and clinical advisory boards composed of clinical experts in hypertension regarding future development of darusentan. Based on these discussions we designed two pivotal Phase 3 clinical trials. The first of these trials was initiated in June 2006 and we expect to initiate the second pivotal Phase 3 clinical trial before the end of 2006. The results of these trials or other events could lead to the need to add additional Phase 3 or Phase 4 clinical trials to the program as a condition of approval.
     Even if the results of the preclinical studies and clinical trials of darusentan, including our Phase 3 trials, are positive, they may not be sufficient to support FDA, EMEA or other regulatory approval. In addition, we may elect or be required to modify our Phase 3 clinical development plan. Any decision to modify the development plan could delay the development of, and increase the cost of developing, darusentan.
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
     In particular, the recently-initiated pivotal trial of darusentan will evaluate the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of four antihypertensive medications, one of which is a diuretic. Our Phase 2b clinical trial of darusentan evaluated the placebo-corrected change in systolic blood pressure in patients who have resistant hypertension despite treatment with full doses of three antihypertensive medications, one of which was a diuretic. Although the results of our Phase 2b trial suggest that darusentan is effective in those patients taking four or more antihypertensive medications, there can be no assurance that darusentan will be effective compared to placebo in reducing the systolic blood pressure of such patients or that darusentan will exhibit similar or greater efficacy or safety in such a patient population as compared to the patient population studied in our Phase 2b trial.
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
     The FDA, EMEA and other regulatory agencies may delay, limit or deny approval for many reasons, including:
•	a product candidate may not be safe or effective;

•	the risk profile of a product candidate (e.g., teratogenicity) may outweigh the potential or perceived benefits of the product candidate;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work.
     Any delay in, or failure to receive or maintain, approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability. Although we view the Phase 3 trials for ambrisentan to have been successful, the FDA may not approve the NDA we plan to file.
     We have not obtained Special Protocol Assessments, or formal agreements from the FDA regarding our clinical trial designs. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial designs and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited conditions than requested or may grant approval subject to the performance of post-marketing studies for a product candidate or implementation of stringent risk management programs. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
Abnormal liver function test results have been reported as complications in trials of ERAs.*
     Abnormal liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported as complications in trials of ERAs. If the results of any of our clinical trials, including ARIES-3 and the extension trials relating to ambrisentan and the planned Phase 3 trials of darusentan, indicate abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product, if approved for marketing, may not be able to compete with other products. There can be no assurance that the incidence of LFT abnormalities seen in ARIES-1, ARIES-2 and our darusentan Phase 2b clinical trials will be confirmed by subsequent clinical trial results or by data developed in actual clinical use subsequent to regulatory approval, if granted.
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
     Flolan® is distributed through a closed distribution system. We may elect or be required to distribute our product candidates through a closed distribution system that would increase distribution costs and make patient access and reimbursement more difficult and may reduce sales as a result. Currently, at least one such closed distribution system has been patented and there can be no assurance that we will be able to license the rights to this system. Development of a proprietary system may be time consuming and costly.
Market size and market acceptance of our product candidates is uncertain.*
     Many factors influence the adoption of new pharmaceuticals, including market size, competition from other products, marketing and distribution restrictions, adverse publicity, product pricing and reimbursement by third-party payors. Even if our product candidates achieve market acceptance, the market may not be large enough and/or prevailing market pricing may not be high enough to result in significant revenues. If the markets for our product candidates are smaller than we anticipate or if our product candidates fail to achieve market acceptance, we may never generate meaningful product revenues.
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
     Ambrisentan for the treatment of PAH and darusentan for the treatment of resistant hypertension address highly competitive markets and the availability of other drugs and devices for the same conditions may slow or reduce market acceptance of our products. Drugs such as beta blockers, angiotensin converting enzyme inhibitors, angiotensin receptor blockers and diuretics have been on the market for a significant time, and physicians have experience with prescribing these products for the treatment of hypertension. Bosentan, an ERA, is a drug that has been approved for PAH, the same condition we intend for ambrisentan, and has been available in the United States and Europe for many years. Adoption of ambrisentan may be slow if physicians continue to prescribe bosentan. In addition, Pfizer Inc. markets sildenafil for the treatment of PAH in the United States and Europe. The market adoption of sildenafil is likely to slow market adoption of ambrisentan in the event that ambrisentan is approved. Sitaxsentan, an ETA-selective ERA like ambrisentan, was granted marketing authorization in Europe in August 2006 for the treatment of PAH and is pending similar approval in the United States. If sitaxsentan achieves market acceptance prior to ambrisentan, the adoption of ambrisentan may be slowed or reduced. In addition, a number of other companies, including Abbott Laboratories and Speedel, have ETA-selective ERAs in late-stage clinical development which could compete with ambrisentan and darusentan and a number of companies, including Actelion, Merck, Novartis AG and Speedel, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
     We have obtained liability insurance of $10 million for our product candidates in clinical trials and $50 million for our commercial sales of Flolan®. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any liabilities. In addition, if either of our product candidates are approved for marketing, we may seek additional insurance coverage. We may be unable to obtain additional coverage on commercially reasonable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a successful claim beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products. We may not be able to maintain, renew or increase our insurance on reasonable terms, if at all.
If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.
     We have limited experience in sales, marketing and distribution. To directly market and distribute any products, including Flolan®, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We recently hired and trained a focused sales force in the United States to prepare for the marketing of Flolan®. We expect to increase the size of our initial sales force in the United States in 2007 to prepare for the launch of ambrisentan if it is ultimately approved. For some market opportunities, we have entered or may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the potential commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. For example, GlaxoSmithKline may not be successful in commercializing ambrisentan outside of the United States even if it is ultimately approved. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels. For example, we may experience unanticipated costs and risks associated with our recently-signed agreement to distribute and promote Flolan®, and our revenues from Flolan® may not be adequate to yield profit or we may incur a loss on this business.
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
Our third-party manufacturers and their manufacturing facilities and processes are subject to regulatory review, which may delay or disrupt our development and commercialization efforts.*
     Third-party manufacturers of our products or product candidates must ensure that all of the facilities, processes, methods and equipment are compliant with the current Good Manufacturing Practices (cGMPs) and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMPs requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of our products or product candidates. If they fail to comply with these requirements, we also may be required to curtail the marketing and distribution of Flolan® in the United States or clinical trials of our product candidates, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them, or may be required to recall or withdraw from the market any affected approved and marketed products. The third-party manufacturer of the pharmaceutical composition ambrisentan has not produced commercial quantities of other drugs, and as a result has not undergone full inspection by the FDA. We cannot be certain that they will not have problems with this inspection prior to the approval of ambrisentan, and if such problems occur, they will likely lead to a delay in our launch of ambrisentan.
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
Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.*
     Because we now distribute Flolan®, we are subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of our promotion and marketing of the product. We will be subject to the same or similar regulatory obligations with respect to our product candidates if they are ultimately approved. In addition, we and our third-party manufacturers will be required to adhere to regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, storage, testing, quality control distribution and record keeping relating to our product candidates. Furthermore, we or our third-party manufacturers will typically be required to pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and, if approved, will be subject to periodic inspection by these regulatory authorities. Such inspections may reveal compliance issues that could prevent or delay marketing approval, or require the expenditure of financial or other resources to address. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. The third-party manufacturer of the pharmaceutical composition ambrisentan has not produced commercial quantities of other drugs, and as a result has not undergone full inspection by the FDA. We cannot be certain that they will not have problems with this inspection prior to the approval of ambrisentan, and if such problems occur, they will likely lead to a delay in our launch of ambrisentan.
Our success depends on retention of our President and Chief Executive Officer and other key personnel.*
     We are highly dependent on our President, Chief Executive Officer and Chairman, J. William Freytag, Ph.D., and other members of our management team. We are named as the beneficiary on a term life insurance policy covering Dr. Freytag in the amount of $2.0 million. We also depend on academic collaborators for each of our research and development programs. The loss of any of our key employees or academic collaborators could delay our discovery research program and the development and commercialization of our product candidates or result in termination of them in their entirety. Dr. Freytag, as well as others on our executive management team, has a severance agreement with us, but the agreement provides for “at-will” employment with no specified term. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. In addition, we may be disadvantaged in our attempts to attract and retain personnel by the fact that we have announced the proposed acquisition by Gilead. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.
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
     As a result of our collaboration with GlaxoSmithKline, marketing and distribution of Flolan® in the United States and the potential commercialization of ambrisentan, we expect to significantly accelerate the expansion of our sales, marketing and administrative operations in the near term. In addition, we expect to continue to expand our research and development, medical and regulatory affairs, and product development operations. Our number of employees and operational spending have increased significantly each year since inception. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage further growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure that (i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.
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
     The development, manufacturing, distribution, pricing, advertising, promotion, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with approximately 160 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies that have the same or fewer product candidates in late stage clinical development and we rely heavily on third parties to conduct many important functions.
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

     Since 2001, Actelion, Ltd. has marketed bosentan (Tracleer®), an ERA for the treatment of PAH, in the United States and Europe. United Therapeutics Corp. received FDA approval in May 2002 for treprostinil (Remodulin®) for the treatment of PAH. In addition, Schering AG and CoTherix, Inc. market iloprost (Ventavis®) for the treatment of PAH. Encysive Pharmaceuticals, Inc. is developing sitaxsentan (Thelin™), an ETA selective ERA which has demonstrated efficacy in a Phase 3 study. Thelin was granted marketing authorization in Europe in August 2006 for the treatment of PAH and is pending similar approval in the United States. Pfizer, Inc. received approval for the use of sildenafil (Revatio®) for the treatment of PAH in the United States and Europe, and if ambrisentan is approved, sildenafil is likely to be a major competitor. ICOS Corporation and Eli Lilly and Co. have initiated clinical trials to evaluate oral tadalafil (Cialis®) for the treatment of PAH. Recently, a published case report indicated that a single PAH patient responded to treatment with Gleevec®, a cancer drug marketed by Novartis. The author of the case report indicated that he and other investigators intend to conduct further studies of the drug in PAH patients. In addition, Predix Pharmaceuticals Holdings, Inc., Biogen IDEC and CoTherix are in early stages of clinical development of compounds with novel mechanisms of action for the possible treatment of PAH. A number of other companies, including Abbott Laboratories and Speedel, have ETA selective ERAs and other compounds in late-stage clinical development that could compete with ambrisentan and darusentan. In addition, Actelion, Merck, Novartis AG and Speedel Group, among other companies, are developing renin inhibitors as a new class of agents for the treatment of hypertension.
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
     We have exclusively licensed worldwide rights under certain patent rights owned by Abbott and BASF to use ambrisentan for all therapeutic uses in humans and to use darusentan for all therapeutic uses in humans other than treatment of cancer. We also have the right to market and distribute Flolan® in the United States for a three year period commencing on April 3, 2006. In addition, we have the worldwide exclusive rights to certain patents and patent applications licensed from the University of Colorado and the University of Texas Southwestern Medical Center and rights to license future technology and patent applications arising out of research sponsored at those institutions related to heart failure. Key financial and other terms for future technology would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.
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
•	the market price of our common stock could decline following an announcement that the acquisition by Gilead has been abandoned, or delayed;

•	actual or anticipated results of our clinical trials or those of our potential competitors;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs or those of our potential competitors;

•	actual or anticipated variations in quarterly operating results;

•	actual or anticipated sales of Flolan®;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including GlaxoSmithKline or Novartis;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	sales of our common stock by us; and

•	sales or distributions of our common stock by our stockholders, including our officers and directors.
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
Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.*
     Pursuant to our 2003 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2003 Employee Stock Purchase Plan. As of September 30, 2006, options to purchase a total of 4,215,570 shares were outstanding under the Plan (most of which have exercise prices below our current market price) and options to purchase 1,929,460 shares remained available for grant under the plan. The reserve under our 2003 Equity Incentive Plan will automatically increase each January 1 by the lesser of five percent of the number of total outstanding shares of our common stock on such date or 2,500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. Additionally, as of September 30, 2006, approximately 173,000 shares of common stock were issued under our 2003 Employee Stock Purchase Plan and 327,418 were available for issuance. The reserve under our 2003 Employee Stock Purchase Plan will automatically increase each January 1 by the lesser of 1.25% of the number of total outstanding shares of our common stock on such date or 500,000 shares, subject to the ability of our board of directors to prevent or reduce such increase. In addition, we also have warrants outstanding to purchase 1,280,814 shares of our common stock, all of which have exercise prices below our current market price.
     In connection with the proposed acquisition by Gilead, upon the acquisition by Purchaser of shares of Myogen common stock tendered in the Offer, all outstanding options to acquire Myogen common stock will be converted into options to acquire Gilead common stock based on a formula set forth in the Merger Agreement.
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
     After deducting expenses of the offering, we received net offering proceeds of approximately $73.3 million. As of September 30, 2006, we held approximately $2.6 million of the proceeds from the Offering, all of which are invested in short-term financial instruments. We intend to use these remaining proceeds for research and development, general corporate purposes and working capital. We regularly assess the specific uses and allocations for these funds.
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

Date: November 6, 2006	MYOGEN, INC.

/s/ Joseph L. Turner

Joseph L. Turner
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
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